Form 10-Q
period 2004-03-30
TELEGLOBE INTERNATIONAL HOLDINGS LTD
filed 2004-06-14
CIK 1278739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-50780

TELEGLOBE INTERNATIONAL HOLDINGS LTD

(Exact name of registrant as specified in its charter)

Bermuda	98-0417192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box HM 1154, 10 Queen Street

Hamilton HM EX, Bermuda

(Address of principal executive office, including zip code)

(441) 296-4856

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At June 2, 2004, there were 39,006,840 shares of Common Stock, par value $.01 per share, outstanding.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Successor) as of March 31, 2004 (Unaudited) and December 31, 2003	1

Consolidated Statement of Operations (Successor) / Combined Statement of Operations (Predecessor) for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	2

Consolidated Statement of Cash Flows (Successor) / Combined Statement of Cash Flows (Predecessor) for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	3

Consolidated Statement of Stockholders’ Equity (Successor) for the Three Months Ended March 31, 2004 (Unaudited)	4

Notes to Consolidated Financial Statements (Successor) and Combined Financial Statements (Predecessor) (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22

Item 4. Controls and Procedures	22

Part II. Other Information

Item 1. Legal Proceedings	23

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits and Reports on Form 8-K	25

Signatures	29

-i-

PART I - Financial Information

Item 1.	Financial Statements

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Balance Sheets (Successor)

(amounts in thousands of United States Dollars, except share and per-share data)

	Successor
	March 31, 2004	December 31, 2003
	(Unaudited)
Cash and cash equivalents	$28,097	$35,279
Accounts receivable, net	161,097	163,804
Prepaid assets	5,921	4,689
Other current assets	3,183	3,702

Total current assets	198,298	207,474

Property and equipment, net	121,846	121,839
Prepaid pension asset	19,580	19,838
Other long-term assets	6,524	4,254
Intangible assets, net	9,333	10,352

Total assets	$355,581	$363,757

Accounts payable and accrued liabilities	$236,655	$244,765
Current portion of deferred revenue	3,798	3,214

Total current liabilities	240,453	247,979

Deferred revenue	9,627	10,298
Deferred income tax liability	752	766
Other long-term liabilities	2,386	2,456

Total non-current liabilities	12,765	13,520

Class A redeemable preferred stock	95,000	95,000
(95,000 shares authorized, issued and outstanding, par value $0.01)

Common stock (28,106,757 shares authorized, issued and outstanding, par value $0.01)	281	281
Additional paid-in capital	12,194	12,194
Accumulated deficit	(5,112)	(5,217)

Total stockholders’ equity	7,363	7,258

Total liabilities and stockholders’ equity	$355,581	$363,757

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Operations (Successor) /

Combined Statement of Operations (Predecessor)

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	Successor	Predecessor
	Three Months ended March 31,
	2004	2003
Operating revenues
Telecommunication	$214,544	$155,165
Telecommunication revenues from related parties	—	74,703

Total operating revenues	$214,544	$229,868
Operating expenses
Telecommunication	154,356	158,547
Telecommunication-paid to related party	—	3,746
Network, exclusive of amortization and depreciation shown below	23,734	34,551
Selling, general and administrative, exclusive of bad debt expense, depreciation and amortization shown below	25,622	27,045
Bad debt (recovery) expense	(1,087)	2,952
Depreciation	4,512	9,032
Amortization of intangible assets	1,020	—
Restructuring charges	893	—
Foreign exchange loss (gain)	485	(2,897)

Total operating expenses	209,535	232,976
Interest expense	2,465	314
Interest and other income	(84)	(748)

Total expenses	211,916	232,542

Income (loss) before reorganization items and income taxes	2,628	(2,674)
Reorganization items, net	—	24,224

Income (loss) before income taxes	2,628	(26,898)
Income tax expense	148	—

Net income (loss)	$2,480	$(26,898)

Preferred stock dividends	(2,375)

Net income attributable to common stockholders	105
Basic income per share	$—

Weighted average common shares used in computation of basic income per share	28,106,757

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Cash Flows (Successor) /

Combined Statement of Cash Flows (Predecessor)

(amounts in thousands of United States Dollars)

(Unaudited)

	Successor	Predecessor
	Three months ended March 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$2,480	$(26,898)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	5,532	9,032
Bad debt (recovery) expense	(1,087)	2,952
Non-cash restructuring charges	422	—
Deferred income taxes	(14)	—
Reorganization items, net	—	24,224
Other items	(583)	(5,779)
Changes in operating assets and liabilities net of effects of acquisitions and disposals:
Accounts receivable	3,794	55,726
Prepaid assets	(1,232)	283
Other current assets	519	(1,961)
Accounts payable and accrued liabilities	(13,708)	(10,149)
Deferred revenue	(87)	(3,295)
Other liabilities	(70)	179

Net cash flows from operating activities before reorganization items	(4,034)	44,314
Reorganization items
Professional fees related to reorganization	—	(3,161)
Foreign exchange loss on pre-petition debt	—	(16,589)

Net cash flows from operating activities	(4,034)	24,564

Cash flows from investing activities
Purchase of property and equipment	(2,722)	(2,868)
Deferred charges	(426)	—

Net cash flows from investing activities	(3,148)	(2,868)

Net (decrease) increase in cash and cash equivalents	(7,182)	21,696
Cash and cash equivalents at beginning of period	35,279	26,796

Cash and cash equivalents at end of period	$28,097	$48,492

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Stockholders’ Equity (Successor)

(amounts in thousands of United States Dollars)

(Unaudited)

Three Months ended March 31, 2004	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2003	$281	$12,194	$(5,217)	$7,258
Net income	—	—	2,480	2,480
Preferred stock dividends	—	—	(2,375)	(2,375)

March 31, 2004	$281	$12,194	$(5,112)	$7,363

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)

(Unaudited)

1. Basis of Presentation

The consolidated financial statements of the Successor include the accounts of Teleglobe International Holdings Ltd and its subsidiaries (the “Company” or “TIH”). All significant intercompany balances and transactions have been eliminated in consolidation. The Predecessor consists of the Telecommunications Group of Teleglobe Inc. and its subsidiaries (“Old Teleglobe”) that consists solely of the voice, data, internet and wireless roaming service businesses acquired by the Successor but also includes the portion of such businesses not acquired that were carried out by Old Teleglobe. The Successor acquired certain assets and assumed certain liabilities of Old Teleglobe pursuant to a Purchase Agreement entered into on September 18, 2002 between TLGB Acquisition LLC, an affiliate of Successor, and Old Teleglobe as more fully described in the Notes to Consolidated Financial Statements (Successor) and Combined Financial Statements (Predecessor) included in the Company’s Registration Statement on Form S-4/A (Amendment number 5) filed with the Securities and Exchange Commission (the “Commission”) on April 30, 2004 (the “Registration Statement”).

The financial statements of the Successor are not comparable to the Predecessor financial statements due to the new basis of accounting adopted on the acquisition of the businesses, certain assets and liabilities of Old Teleglobe not acquired by the Successor and restructuring activities that occurred prior to the acquisition. For a more detailed description of the acquisition refer to the Notes to Consolidated Financial Statements (Successor) and Combined Financial Statements (Predecessor) included in the Registration Statement.

The March 31, 2004 and 2003 financial statements have been prepared by management of TIH and are unaudited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments except for the reorganization items) necessary to present fairly the consolidated and combined financial position, results of operations and cash flows of the Successor and Predecessor for the three months ended March 31, 2004 and 2003, respectively, have been made. Certain information and footnote disclosures required under accounting principles generally accepted in the United States have been condensed or omitted from the consolidated and combined financial statements and notes thereto presented herein pursuant to the rules and regulations of the Commission. The consolidated and combined financial statements and notes thereto presented herein should be read in conjunction with the Consolidated Financial Statements of the Successor and the Combined Financial Statements of the Predecessor and notes thereto included in the Registration Statement. The results of operations of the Company for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2. Acquisition

On May 30, 2003, the Company acquired 100% of the shares of companies formed by Old Teleglobe prior to closing to hold certain core assets and liabilities of the Predecessor for a total cash consideration of $125 million plus acquisition costs of $9.6 million (the “Acquisition”).

The Company accounted for the Acquisition as a purchase business combination and accordingly, the cost was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of the net assets acquired over the purchase price has been allocated as a pro-rata reduction of the property and equipment, customer relationships and certain other non-current assets other than prepaid pension asset and deferred income taxes.

The allocation of the purchase price has been finalized except for certain open contingent obligations associated with assumed contracts with bilateral voice partners and negotiations with certain other vendors. The Company expects to finalize estimates relating to these open matters during the second quarter of 2004 and will adjust its purchase price allocation accordingly. Management has included an estimate of these contingencies in the allocation of the purchase price shown below. The purchase price has been revised based on the availability of more current information concerning certain assumed contingent liabilities.

Interest expense includes an amount of $2.2 million representing the accretion of certain liabilities recognized at the date of acquisition, to the amounts currently payable.

The purchase price allocation is as follows:

(amounts in thousands)
Cash	$60,276
Other current assets	187,003
Property and equipment	120,372
Intangible assets	11,424
Prepaid pension asset	20,421
Other assets	3,508
Current liabilities	(252,763)
Deferred revenue	(13,140)
Other liabilities	(2,541)

Total	$134,560

The following reflects the pro-forma results of operations for the three months ended March 31, 2003, giving effect to the Acquisition as if it had taken place on January 1, 2003.

Three Months Ended March 31, 2003
(amounts in thousands, except per share amounts) (Unaudited)
Operating revenues	$229,120
Net income before taxes	$37
Net income	$37
Net loss per common share	$(0.08)

3. Restructuring Charges

The Company reduced its workforce by 15 people during the three months ended March 31, 2004. As a consequence, the Company incurred restructuring costs in the first quarter of 2004 of $893,000 consisting of certain contractual amounts and other severance. As at March 31, 2004, the remaining severance liability to be paid was approximately $420,000 which is expected to be settled during the second quarter of 2004.

4. Reorganization Items

Reorganization items included in the three months ended March 31, 2003 result from the bankruptcy proceedings of the Predecessor. Presented below are the components of the reorganization items.

Three Months Ended March 31, 2003
(amounts in thousands)	(Unaudited)
Professional fees directly related to the bankruptcy filings	$3,823
Foreign exchange loss on pre-petition debt	16,657
Other	3,744

Total	$24,224

5. Employee Benefit Plans

The following table presents the components of net periodic benefit cost for pension benefits:

(amounts in thousands)	Three Months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Service cost	$594	$516
Interest cost	1,708	1,450
Expected return on plan assets	(2,043)	(2,135)
Amortization of net loss	—	574

Net periodic benefit cost	$259	$405

The Company did not contribute to its pension plans during the three months ended March 31, 2004 and does not expect to contribute to its pension plans during the remainder of 2004 because the plans are in a surplus position.

6. Intangible assets

The following table summarizes the intangible assets subject to amortization at the dates indicated:

(amounts in thousands)	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships	$9,184	$(1,530)	$7,654	$9,184	$(1,072)	$8,112
Other intangibles	2,240	(561)	1,679	2,240	—	2,240

Total intangible assets	$11,424	$(2,091)	$9,333	$11,424	$(1,072)	$10,352

Amortization expense for intangible assets totaled approximately $1 million and nil for the three months ended March 31, 2004 and 2003, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Nine months ending December 31, 2004	$3.1 million
Year ending December 31, 2005	$1.8 million
Year ending December 31, 2006	$1.8 million
Year ending December 31, 2007	$1.8 million
Year ending December 31, 2008	$0.8 million

7. Common Stock and Earnings per Share- Successor

On January 14, 2004, the Board of Directors approved a stock split, by way of a bonus issue of shares, whereby the holders of common shares received approximately 23.4 new common shares for each common share currently held. The stock split resulted in an increase in authorized, issued and outstanding common shares from 1.2 million to 28.1 million. Share and per-share data (except par value) for all periods have been restated to reflect this stock split.

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the period ended March 31, 2004, the Company had no outstanding options or warrants. Basic Earnings per share calculation is as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2004
Net income attributable to common stockholders	$105
Basic earnings per share:	nil
Shares	28,106,757

8. Legal Proceedings

In the normal course of operations, the Company may become involved in various claims and litigation. There were no material claims or litigation pending against TIH at March 31, 2004.

The Predecessor was subject to certain lawsuits in the normal course of operations and other lawsuits related to the Bankruptcy filings. It is the opinion of management that their resolution will have no material impact on the Successor’s consolidated financial position or results of operations.

We are not party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects.

9. Subsequent Events

(a) On May 31, 2004, the Company completed its merger with ITXC. ITXC is a provider of Voice over Internet Protocol (VoIP) wholesale services. Upon consummation of the merger, the outstanding shares of ITXC’s common shares were converted into 10,877,156 common shares of the Company. All outstanding options and warrants of ITXC were converted into 1,598,516 stock options and 219,942 warrants of the Company. The warrants are exercisable anytime prior to April 30, 2008 at an exercise price of $3.41 per share. The range of exercise price for the options is $0.02 to $430 per share. 1,141,672 options are currently vested and 456,844 options vest in the next 4 years. The merger will be accounted for using the purchase method and the expected excess of the total purchase consideration over the estimated fair value of the net assets acquired will be accounted for as goodwill.

(b) In connection with the merger, the Company retired its outstanding $95 million of stated value of preferred shares and paid the accrued dividends on those shares. The amount of this retirement, including accrued dividends, was $104,448,087. Concurrent with the retirement, senior notes of $100 million were provided by an affiliate of the Company’s principal shareholder. The senior notes have a maturity period of 4 years and the annual interest rate is 10%, payable quarterly. The holder of the notes is entitled to receive a fee equal to 1% of the outstanding balance at the end of the first year and 2% of the outstanding balance at the end of the second year. The Company is required to make principal payments of $25 million on the second anniversary, $25 million on the third anniversary and $50 million on May 31, 2008.

(c) On April 26, 2004, the Company adopted a share option plan for 2,334,125 common shares for key employees and directors. The plan was approved by the Company’s shareholders on April 27, 2004, by unanimous written consent, prior to the consummation of the ITXC merger. On June 9, 2004, the Board of Directors approved a grant of 1,889,000 stock options under this plan, vesting at a rate of one third per year from date of grant, subject to earlier vesting in certain circumstances. The options terminate no later than seven years after the grant date. The exercise price for these options is equal to $10.49 per share being the closing price on June 9, 2004.

(d) On May 31, 2004, TIH consummated its merger with ITXC. ITXC has been subject to various legal proceedings relating to claims arising in the ordinary course of business. The following are legal proceedings pending against ITXC.

On April 14, 2004, Acceris Communications Technologies, Inc. commenced a patent infringement suit in the United States District Court of the District of New Jersey, against ITXC Corp., alleging that ITXC’s VoIP services and systems infringe Acceris’ U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” On May 7, 2004, ITXC filed a lawsuit against Acceris for infringement of a number of ITXC’s VoIP patents. The suit alleges infringement of five of ITXC’s United States Patents, numbers 5,889,774, 6,026,087, 6,404,864, 6,628,760 and 6,661,878, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network(PSTN). ITXC intends to vigorously defend against the allegations of infringement in the case brought by Acceris and believes it has substantial defenses to them. However, an adverse result in this litigation could either result in injunctive relief precluding all or a portion of ITXC’s VoIP activity or materially impact ITXC’s revenue and profitability. Litigation of such matters may require significant management and financial resources of the combined company and adverse outcomes in such lawsuits could materially adversely affect our financial condition or operating results.

A complaint was filed on February 24, 2004 as a class action suit in New Jersey Superior Court naming ITXC and directors Tom Evslin, Edward Jordan, Frank Gill and Fred Wilson as defendants. Two claims are asserted against the individual defendants, one for breach of fiduciary duty and the other for breach of the duty of candor. Although ITXC was identified as a defendant, no cause of action is asserted against ITXC for damages. The action sought to enjoin the stockholders’ meeting to approve ITXC’s proposed merger with Teleglobe until certain alleged deficiencies in the proxy statement had been cured and sought to permanently enjoin the consummation of the merger. No motion for a preliminary injunction was ever filed and the stockholders’ meeting was held. ITXC believes the complaint is without merit and intends to vigorously defend the lawsuit. Settlement discussions have been held between the parties.

On May 23, 2000, Connectel, LLC, filed suit against ITXC in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that ITXC is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. ITXC moved for summary judgment in October 2002. On March 17, 2004, Judge James Knoll Gardner issued an opinion finding for ITXC on all issues related to the meaning of the patent claims, but denying summary judgment without prejudice to renew the motion at or after a scheduled June 9, 2004 hearing to determine whether portions of Connectel’s expert testimony will be inadmissible in connection with the motion. On June 9, 2004, plaintiff’s case was dismissed with prejudice.

ITXC and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits commenced in 2001. The lawsuits allege, among other things, that, in connection with ITXC’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The parties have negotiated a settlement entirely funded by the directors and officers’ insurance carriers, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. Under the terms of the proposed settlement, neither the Company nor individual defendants will have either future liability or expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters, and all claims against the Company and individual defendants will be dismissed with prejudice.

Interactive Marketing Technologies, Inc., (“IMT”) is a telecommunications service bureau headquartered in Erlanger, Kentucky, to which ITXC had discontinued service on February 20, 2003, and from which ITXC had demanded payment of a multimillion dollar past due balance, after the parties were unsuccessful in efforts to restructure IMT’s obligations to ITXC. IMT then sued ITXC seeking unspecified compensatory and punitive damages in the United States District Court for the Eastern District of Kentucky alleging breach of contract, bad faith, tortious[sic] interference with contract and negligent misrepresentation, among other claims. ITXC thereafter commenced an arbitration action against IMT seeking to recover the amounts owed by IMT, and on July 8, 2003, the United States District Court dismissed IMT’s case in favor of the arbitration proceeding. IMT asserted its claims in the arbitration, and has now filed for bankruptcy protection. ITXC believes IMT’s claims are without merit. ITXC’s claims against IMT will be pursued, if at all, in the bankruptcy proceeding, which has been converted into a Chapter 7 proceeding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated and Combined Financial Statements, the related Notes to Consolidated and Combined Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registration Statement filed with the Commission on April 30, 2004 and the Unaudited Consolidated and Combined Financial Statements and related Notes to Consolidated and Combined Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

The Company has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning TIH’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including any references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, (i) uncertainties inherent in the merger with ITXC, including but not limited to, transaction costs, the integration effort and retention of key employees, customers and suppliers through the merger process; the inability to capture anticipated synergies; the existence of undisclosed or unanticipated contingent liabilities; and the risk that the Company may not be able to effectively execute its business plan and (ii) other risks, including the volatile and competitive environment for telecommunications; changes in domestic and foreign economic, market and regulatory conditions; the inherent uncertainty of financial estimates and projections; uncertainty inherent in litigation; unanticipated technological difficulties; the risk that the Company may not be able to access sufficient capital; the creditworthiness of and relationship with our customers; the Company’s debt level and the inherent lack of flexibility resulting therefrom; future transactions; risks inherent in being subject to significant regulation; and other considerations described as “Risk Factors” in the Registration Statement. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Presentation

The historical financial information and the unaudited financial statements to which the following discussion relates for the three months ended March 31, 2004, which we refer to as the “Successor Financial Statements,” are the consolidated financial statements of Teleglobe International Holdings Ltd for such period. The Successor Financial Statements reflect the assets, liabilities and businesses acquired from Old Teleglobe on May 30, 2003, as discussed in detail in the Registration Statement.

The financial information for the three months ended March 31, 2003, which we refer to as the “Predecessor Financial Statements,” are derived from the books and records of Old Teleglobe, from which we purchased certain assets, liabilities and businesses. The “Predecessor” represents the Telecommunications Group of Old Teleglobe that consisted solely of the voice, data, Internet and wireless roaming services businesses and includes the portions of such businesses not acquired.

The results of operations contained in the unaudited financial statements for the three months ended March 31, 2003 for the Predecessor and the unaudited financial statements for the three months ended March 31, 2004 for the Successor are results of operations for such interim periods and are not necessarily indicative of the results to be expected for an entire year or for any other period.

Overview

We are a global telecommunications company providing a range of international and domestic telecommunications services on a wholesale basis. We categorize our products and services into three primary groups: voice, data and value-added services. The following table summarizes our key service offerings:

Sample Service Offering

Voice-Transport Services International Switched Transit Virtual Transit Premium Virtual Transit VoIP services

Data-Transport Services IP Transit (Local and International Internet Access) DVB/IP Satellite Access International Private Leased Circuits Hard Patched Transit Broadcast Indefeasible Rights of Use

Value-Added Services Mobile Global Roaming and Signaling Network Management Multi-Point Access International Toll-Free Inbound collect

Revenue Drivers

Our revenues are impacted by the following factors:

•	with respect to our voice transport revenues, complete dependence upon voice traffic volume;

•	with respect to our data transport revenues in the first quarter of 2004, approximately 11% of data transport revenue is dependent on data traffic volume with the remainder of such revenues subject to fixed pricing arrangements;

•	the rate and terms of contractual renewals;

•	our ability to satisfy or exceed service level agreements in customer contracts;

•	the rate of usage of our global roaming, ITFS (international toll free services) and inbound collect services;

•	pricing pressures resulting from competitive market conditions; and

•	the commercial provisions of the Bell (BCE) Agreement.

Primary Expense Drivers

Our primary expenses are comprised of telecommunication and network expenses, selling, general and administrative expenses, and depreciation/amortization expenses.

Telecommunications and Network Expenses

Variations in telecommunications and network expenses are primarily due to:

•	volume of voice, data and global roaming traffic;

•	reduction in network costs resulting from competitive market conditions;

•	profitability of our mobile global roaming business allocable to our former joint venture partner in that business;

•	additions or cancellations of customers and associated local access costs of interconnection circuits;

•	choice of equipment suppliers and terms of agreement with vendors

•	network redesign and efficiency planning conducted in order to maximize profitability and optimize quality of service; and

•	expansion or reduction of POPs for interconnection with customers and suppliers.

Selling, General and Administrative Expenses

Variations in selling, general and administrative expenses are primarily due to:

•	headcount reductions associated with the Old Teleglobe bankruptcy proceedings;

•	increases in average wages and inflation;

•	changes in the number of POPs; and

•	fluctuations in the US dollar-Canadian dollar exchange rate.

Cash Flow Generation

We generate cash through two settlement processes: net settlement and traditional settlement. If industry practices regarding net settlement were to change, our cash flow could be adversely affected.

Net Settlement

Because a significant portion of our business is conducted through bilateral arrangements, we generate a substantial amount of our cash flow by periodic “netting” or “settlement.” The fees payable to each party are declared, typically monthly or quarterly, and we either make payments to or receive payments from correspondent carriers based on the net volume and rate of inbound and outbound traffic. Fees are typically settled on a monthly or quarterly basis, but may also be settled biannually or annually. Due to these extended settlement periods, there can be material variations in quarterly cash flows.

Traditional Settlement

We also employ what we consider a more traditional settlement process under which customers are bound by industry standard contracts with terms of generally net 30 days.

In the three months ended March 31, 2004, approximately 70% and 30% of our revenue was generated through net settlement and traditional settlement, respectively.

Critical Trends; Performance Drivers

Price Erosion

Throughout the late 1990’s, the number of companies deploying and managing international fiber optic networks for the provision of voice and data transport services increased dramatically, fueled by expectations for substantial increases in demand as well as investor optimism. The resulting oversupply, coupled with competition among suppliers, has resulted in transport and capacity prices plummeting. Although the price for data transport is highly variable as a function of geography and transport system, according to industry sources, the price for data transport has declined between 10% and 50% annually from 2000 to 2003 due to overcapacity and intense competition. Our average revenue per minute, or ARPM, for international voice traffic has decreased by approximately 6.8% per year since the beginning of 2000, as price erosion has been offset to some extent by favorable product mix. We have continued to experience price erosion in the early part of 2004 and anticipate this trend to continue.

Cost Deflation

The same factors contributing to price erosion, namely oversupply and competition among suppliers, as well as enhancements to network technology, have caused significant price deflation for voice termination and interconnection circuits. As a result, we expect to benefit from ongoing reductions in telecommunications and network expenses.

Migration to VoIP

As a result of increased reliability and efficiency of VoIP technology, voice traffic using the technology has increased substantially since 2001. We believe that the addition of ITXC’s proprietary technology will permit the Company to maintain quality and reliability while benefiting from the cost advantages of VoIP transport.

Bell Canada Revenue Trends

The Bell Agreement was amended on June 12, 2003 to extend the agreement and Bell Canada’s minimum purchase commitment for two additional years, from January 1, 2006 to December 31, 2007. In exchange for Bell Canada’s agreement to eliminate the requirement that Teleglobe purchase telecommunications services for delivery in Canada exclusively from Bell Canada, Teleglobe agreed to eliminate the requirement that Bell Canada purchase certain telecommunications services for delivery outside of Canada exclusively from Teleglobe (i.e., IP transit, IPL and international voice), thereby permitting Teleglobe to enter into its agreements with other major Canadian telecommunications carriers such as Telus. The amendment also reduced annually, in each of the years 2004 through 2007, by specified amounts, the percentage of the traffic that each party is committed to purchase from the other. In addition, the pre-existing requirement to provide Bell Canada the most favorable pricing available to any customer, known as a most favored nations clause, was maintained. As a result of these provisions and the overall trend in the international telecommunications industry toward continual price declines, revenues generated by Bell Canada have been and are expected to continue to decline over time.

Critical Accounting Policies and Estimates

The discussion and analysis of its financial condition and results of operations are based upon the Consolidated Financial Statements and Combined Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, restructuring and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies apply to and affect significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company estimates the amount of the allowance for doubtful accounts required to reduce accounts receivable to expected net realized value by reviewing the status of significant past-due receivables and analyzing historical bad debt trends and industry and customer specific conditions.

Revenue Recognition. There are limited estimates required in connection with recognition of revenue because voice and data traffic are measured in automated switches and routers, and contractual rates for traffic are used to bill or declare revenue on a monthly basis. However, for certain voice contracts, historical traffic may be retroactively re-rated within a contract period. This traffic re-rating is calculated and recognized immediately in the month the new contractual rate is established.

Although relatively infrequent, there can be material disputes with customers over volume or traffic recognized on our or our customers’ switches. Our practice is to maintain recorded revenue based on our traffic data until the merits of a dispute are identified.

Telecommunications Expense. Recognition of voice termination expense for basic termination agreements is similar to revenue recognition and requires minimal estimation. However, material estimates are currently required for our more complex longer-term enhanced bilateral agreements, or EBAs. For these contracts which have an average term of approximately seven months, a termination rate is estimated at the beginning of the contract based on anticipated net inbound/outbound traffic and surcharges. Our current practice is to reconcile actual net traffic and surcharges after the contract terminates, which can result in material periodic adjustments.

Network Expenses. Maintenance and restoration expenses for undersea cables vary from period to period based on cable reliability and lit capacity within a sub-sea region. We accrue for these expenses using estimates of costs based on historical trends. On occasion, unanticipated events may require a material adjustment during a reporting period. Additionally, because of the complexity of industry practices for provisioning and disconnecting access circuits, disputes regarding termination timing and associated charges can occur. From time to time, we have experienced material adjustments during a reporting period from resolution of these disputes.

Results of Operations - Comparison of the Three Months Ended March 31, 2004 and 2003

Non-GAAP Financial Data (Unaudited)

We are presenting EBITDA because management considers it an important supplemental measure of our performance and believes that it is frequently used by interested parties in the evaluation of companies in our industry, in particular in connection with offerings of debt securities. However, EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA reflects the impact on earnings of charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to our company to invest in its business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA supplementally.

EBITDA (earnings before interest, taxes, depreciation and amortization)

	Three months ended March 31, 2004	Three months ended March 31, 2003
	(amounts in thousands)	(amounts in thousands)
Net income (loss)	$2,480	$(26,898)
Add:
Interest, net	2,389	98
Income taxes	148	—
Depreciation	4,512	9,032
Amortization expense	1,020	—

EBITDA	$10,549	$(17,768)

Revenues

The following table presents revenues derived from each product group and other relevant revenue-related information for the periods indicated.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	Successor	Predecessor
Revenues per line of business (in millions of U.S. dollars)
Voice - transport	$166	$171
Data - transport	28	38
Value - added services	21	21

Total	$215	$230
Total revenues excluding BCE revenues	$192	$155

Minutes of traffic (in millions)
Voice – transport	2,092	1,858
Other	50	62

Total	2,142	1,920

Average voice revenue per minute	$0.079	$0.092
Percentage of revenues from BCE	10.5%	32.5%
Number of customers at period-end	1,075	1,030

Geographic distribution of revenues
Asia	9%	10%
Canada	13%	33%
Europe	30%	22%
USA	33%	25%
Latin America	5%	5%
Other	10%	5%

Total	100%	100%

[1]	BCE (Bell Canada Enterprises) is Canada’s largest telecommunications company.

Predecessor revenue includes portions of the Predecessor business not acquired by Successor and may not be directly comparable. Total revenues excluding revenues from Bell Canada increased by $37 million or 24% in the current quarter as compared to the first quarter of 2003. The revenues generated from Bell Canada decreased due to the renegotiated volume and pricing arrangements as discussed above. The increase in revenues excluding the Bell revenue, results from an increasingly diverse customer base. The number of customers at current quarter-end represents an increase of 45 as compared to the prior year period.

Revenue generated from voice transport services decreased by approximately $5.4 million or 3.1% during the quarter ended March 31, 2004 as compared to the first quarter of 2003. Although the minutes of traffic carried in the first quarter of 2004 increased by approximately 12.6% as compared to the quarter ended March 31, 2003, revenues were adversely affected by the current competitive pricing trends in the telecommunication industry and a scheduled decrease in volume and price adjustment under the Bell Contract.

During the quarter ended March 31, 2004, the average revenue per minute was approximately $0.079 per minute, as compared with $0.092 per minute during the quarter ended March 31, 2003. The decrease in average revenue per minute is primarily attributable to changes in our route destination mix, repricing of Bell services and to an overall decline in rates experienced in telecommunications over the past year.

Data service revenue decreased by approximately $9.7 million or 25.5% in the first three months of 2004 as compared to the first three months of 2003. The decline is a result of cancellation of customer contracts due to uncertainty with Old Teleglobe’s asset sale as well as the repricing of contracts upon renewal as a result of ongoing price competition. These declines were partially offset by increased traffic volumes billed to retained customers. During Old Teleglobe’s bankruptcy, the Predecessor experienced difficulty in signing up new data customers, which led to a decline in data revenues as existing contracts terminated during the three months ended March 31, 2003. Since September 2003, the Successor has experienced relatively flat service revenues on a quarterly basis.

Revenue generated from value added services remained essentially unchanged in the current quarter from the first quarter of 2003. We experienced increases in signaling services in the current quarter, offset by a volume decline in other value added services primarily from operations that were eliminated during the restructuring of the Predecessor and by price erosion resulting from competition by new entrants into the mobile global roaming services market.

Operating Expenses

The following table outlines operating costs as a percentage of revenue for the periods indicated.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(Successor)	(Predecessor)
Total operating revenues	100.0%	100.0%
Operating expenses
Telecommunication	71.9%	70.6%
Network, exclusive of depreciation (shown below)	11.1%	15.0%
Selling, general and administrative exclusive of, bad debt expense, depreciation and amortization (shown below)	11.9%	11.8%
Bad debt (recovery) expense	(0.5)%	1.3%
Depreciation	2.1%	3.9%
Amortization of intangible assets	0.5%	—
Restructuring charges	0.4%	—
Foreign exchange loss (gain)	0.2%	(1.3)%

Total operating expenses as a percentage of revenues	97.6%	101.3%

Telecommunication expense

Telecommunication expense during the three months ended March 31, 2004 decreased by approximately $7.9 million or 4.9% from the same quarter in 2003 primarily as a result of the termination of our mobile global roaming joint venture agreement with Comfone and lower voice termination costs reflecting benefits from price deflation. At the time of the Acquisition, management had decided to terminate the Comfone agreement and recorded its best estimate of the fair value of the termination payment as an unfavorable contract in the purchase price allocation. Accretion of the liability to reflect the amounts payable are recorded as interest expense. As a percentage of revenue, telecommunication expense increased slightly during the three months ended March 31, 2004 as compared to the prior year period mainly due to an unfavorable mix of voice transport destinations with lower average margin per minute.

Network expense

Network expense decreased by approximately $10.8 million or 31.3% in the first quarter of 2004 compared to the first quarter of 2003. Approximately half of the decrease is due to the cancellation of access circuits no longer required as a result of the terminated contracts and the rejection of network contracts determined to be unprofitable. Further decreases resulted from ongoing contract renegotiations with our suppliers. Approximately $2 million of the decrease is due to costs included in the first quarter of 2003 for certain operations of the Predecessor that were not acquired by the Successor Company.

Network expense represented 11.1% and 15% of revenue during the three months ended March 31, 2004 and 2003, respectively. The percentage decrease is a function of the decrease in expenses slightly offset by a decrease in revenue in the current quarter.

Selling, General and Administrative expenses

Selling, general and administrative (SG&A) expense has decreased by approximately $1.4 million or 5.3% in the first quarter of 2004 compared to the first quarter of 2003. The main reason for the decrease is that the first quarter of 2003 includes costs relating to certain operations of the Predecessor that were not acquired by the Successor. However, the decrease in SG&A costs in the first quarter of 2004, were partially offset by the impact of the decline in value from March 31, 2003 to March 31, 2004, of the US dollar as compared to the Canadian dollar, resulting in an increase in costs on our Canadian dollar expenses.

Bad debt expense

The bad debt recovery of $1.1 million in the current quarter is due to ongoing collection efforts in the current period to collect accounts which were previously identified as doubtful accounts. Our current stringent credit review practices are contributing to the Company’s ability to decrease bad debt expense. The bad debt expense of $2.9 million recorded in the first quarter of 2003 reflects the inability of the Predecessor to effectively collect outstanding accounts in its liquidating international entities resulting from Old Teleglobe’s bankruptcy proceedings.

Foreign Exchange Gain (Loss)

The foreign exchange loss in the current quarter of $485,000 is primarily due to the strengthening of the US dollar versus the Canadian dollar and the Euro on the Company’s cash and accounts receivable balances from December 31, 2003 to March 31, 2004. The expense was partially offset by the increase in value of the British Pound versus the US dollar on the Company’s cash and accounts receivable balances from December 31, 2003 to March 31, 2004. The Company’s reporting currency is the US dollar, however, the Company transacts business in several different currencies.

The foreign exchange gain of $2.9 million recorded in the first quarter of 2003 is primarily due to the increase in value of the Canadian dollar and Euro-denominated accounts receivable and cash balances.

Restructuring expense

The Company reduced its workforce by 15 people during the current quarter. As a consequence, the Company incurred restructuring costs in the amount of $893,000 consisting of severance. As at March 31, 2004, the remaining estimated severance liability to be paid was approximately $420,000 and is expected to be settled during the second quarter of 2004.

Amortization expense

In connection with the Acquisition, intangible assets of $11.4 million were recorded. The current quarter’s amortization of intangibles reflects the amortization of intangibles stemming from the Acquisition. The Predecessor did not have any intangible assets recorded at March 31, 2003.

Depreciation expense

Depreciation expense decreased by 50% in the current quarter versus the comparable quarter in 2003 mainly due to the lower carrying value basis in the assets of the Successor resulting from the application of purchase accounting. Depreciation as a percentage of revenue decreased to 2.1% in the first quarter of 2004 compared to 3.9% in the first quarter of 2003.

Other expenses

Interest expense

Interest expense in the current quarter increased by approximately $2.2 million from the first quarter of 2003. The increase relates to the accretion of the Comfone liability to the amounts expected to be paid. The joint venture agreement, acquired as part of the acquisition of the Predecessor, was terminated January 2003, requiring the Company to pay Comfone A.G. its share of any cash derived from the mobile global roaming business until the end of fiscal 2004. At the time of the Acquisition, management recorded its best estimate of the fair value of the termination payment as an unfavorable contract in the purchase price allocation.

Income taxes

The income tax expense recorded in the first quarter of 2004 in the amount of $148,000 reflects income taxes payable in certain European subsidiaries of the Company. The Company provided a valuation allowance for its net deferred tax assets generated during the current quarter. The net deferred tax assets of approximately $900,000 in the current quarter, stem from temporary differences between the amounts of assets and liabilities recognized for financial reporting versus those for tax purposes and from tax loss carry forward benefits. The temporary differences relate mostly to depreciation rates, change in enacted rates and deferred revenues in the Company’s Canadian, US, Luxembourg and UK entities. Although some of the Company’s subsidiaries incurred losses in the current quarter, the income tax recovery otherwise recorded to reflect the tax loss carry forward benefit was fully provided for through a valuation allowance. Due to the Company’s limited history, no income tax recovery for the tax loss carry forwards was recorded.

Due to the different corporate structure of the Predecessor and the Predecessor’s bankruptcy proceeding, no meaningful comparison can be made to the three-month period ending March 31, 2003.

Liquidity and capital resources

Cash flow from operations

The Successor generated negative cash flow from operating activities for the three months ended March 31, 2004 of $4.0 million. This cash flow includes cash outflows totaling $2.2 million to settle pre-Acquisition obligations that were assumed by the Successor pursuant to acquired contracts, annual bonus payments of $6.4 million and payments for professional services in the approximate amount of $ 3.5 million.

Investing Activities

The Company’s investment in property and equipment has remained relatively flat for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The purchases in the three month period ended March 31, 2004, consist of network upgrades and interconnection capacity needs. We currently estimate that our capital expenditures will be approximately $40.0 million in fiscal 2004 including expenditures related to ITXC.

Liquidity

We believe that our current liquidity and anticipated future cash flows from operations will be sufficient to fund our operations. Our expenditures in 2004 will be primarily attributable to operating expenses, capital expenditures, integration costs associated with the ITXC merger, dividends on the preferred shares as a result of the final dividend payment to an affiliate of Cerberus during the second quarter of 2004 and interest payments. We cannot be certain, however, that additional cash will not be required, particularly if we make significant acquisitions or other investments. The net proceeds of the $100 million senior note placement with an affiliate of Cerberus have been used in connection with our retirement of intercompany obligations. The Company is required to make principal repayments of $25 million on the second anniversary, $25 million on the third anniversary and $50 million on May 31, 2008.

Our working capital at March 31, 2004 is in a negative position of $42.2 million versus a negative position of $40.5 million at December 31, 2003. We expect the position to improve significantly with the inclusion of ITXC’s cash balance as a result of the acquisition. The settlement process in bilateral operating agreements has permitted the Company to operate successfully with negative working capital. We cannot be certain that these conditions will not change in future periods.

Current economic conditions of the telecommunications and information services industry, combined with our financial position and liquidity, have created potential opportunities for our company to acquire companies or portions of companies at attractive prices. In addition to the ITXC merger, we continuously evaluate these opportunities and could make additional acquisitions in 2004.

The following summarizes TIH’s contractual obligations as of March 31, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Contractual Obligations	Payments Due by Period (amounts in thousands of dollars)
	Total	Less than 1 Year	1 –3 years	4 –5 years	After 5 years
Operating lease obligations	$142,579	$26,734	$45,502	$18,159	$52,184
Purchase obligations	$7,880	$7,880	$—	$—	$—
Other long-term liabilities	$2,410	$240	$480	$480	$1,210

Total contractual cash obligations	$152,869	$34,854	$45,982	$18,639	$53,394

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 –3 years	4 –5 years	Over 5 years
Standby letters of credit	$1,522	$250	$1,272	$—	$—

Total commercial commitments	$1,522	$250	$1,272	$—	$—

We will also have the obligation to repay principal on the $100 million senior notes entered into simultaneous with the closing of the ITXC acquisition. Principal payments of $25 million will be due on May 31, 2006, $25 million on May 31, 2007 and $50 million on May 31, 2008 in addition to interest expense relating to this loan at 10% per annum plus 1% of the outstanding balance at the end of the first year and 2% of the outstanding balance at the end of the second year.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Teleglobe International Holdings Ltd and its subsidiaries operate internationally and therefore our major market risk exposure is related to foreign currency fluctuations. Due to low levels of floating rate debt, we do not have material market risk exposures related to changes in interest rates. However, the Company is exposed to interest rate risk on its new debt in that it is fixed and accordingly the fair value of the new debt may fluctuate if the interest rate is not commensurate with the market rates. To mitigate foreign currency risks, we use derivative financial instruments such as forward foreign exchange contracts, foreign currency swap contracts and foreign currency denominated options. The derivative financial instruments are subject to standard credit terms and conditions, financial control management and risk monitoring procedures. However, no such instruments were entered into during the three month period ended March 31, 2004.

Item 4.	Controls and Procedures

a) Disclosure Controls and Procedures. The Company has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to senior managers responsible for disclosure by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Executive Officer and Chief Financial Officer, to monitor and evaluate these disclosure controls and procedures. The Audit Committee of the Board also has reviewed the report of the Disclosure Committee. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

In the normal course of operations, the Company may become involved in various claims and litigation. There were no material claims or litigation pending against TIH at March 31, 2004.

The Predecessor was subject to certain lawsuits in the normal course of operations and other lawsuits related to the Bankruptcy filings. It is the opinion of management that their resolution will have no material impact on the Successor’s consolidated financial position or results of operations.

On May 31, 2004, TIH consummated its merger with ITXC. ITXC has been subject to various legal proceedings relating to claims arising in the ordinary course of business. The following are legal proceedings pending against ITXC.

On April 14, 2004, Acceris Communications Technologies, Inc. commenced a patent infringement suit in the United States District Court of the District of New Jersey, against ITXC Corp., alleging that ITXC’s VoIP services and systems infringe Acceris’ U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. On May 7, 2004, ITXC filed a lawsuit against Acceris for infringement of a number of ITXC’s VoIP patents. The suit alleges infringement of five of ITXC’s United States Patents, numbers 5,889,774, 6,026,087, 6,404,864, 6,628,760 and 6,661,878, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network (PSTN). ITXC intends to vigorously defend against the allegations of infringement in the case brought by Acceris and believes it has substantial defenses to them. However, an adverse result in this litigation could either result in injunctive relief precluding all or a portion of ITXC’s VoIP activity or materially impact ITXC’s revenue and profitability. Litigation of such matters may require significant management and financial resources of the combined company and adverse outcomes in such lawsuits could materially affect our financial condition or operating results.

A complaint was filed on February 24, 2004 as a class action suit in New Jersey Superior Court naming ITXC and directors Tom Evslin, Edward Jordan, Frank Gill and Fred Wilson as defendants. Two claims are asserted against the individual defendants, one for breach of fiduciary duty and the other for breach of the duty of candor. Although ITXC was identified as a defendant, no cause of action is asserted against ITXC for damages. The action sought to enjoin the stockholders’ meeting to approve ITXC’s proposed merger with Teleglobe until certain alleged deficiencies in the proxy statement had been cured and sought to permanently enjoin the consummation of the merger. No motion for a preliminary injunction was ever filed and the stockholders’ meeting was held. ITXC believes the complaint is without merit and intends to vigorously defend the lawsuit. Settlement discussions have been held between the parties.

On May 23, 2000, Connectel, LLC, filed suit against ITXC in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that ITXC is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. ITXC moved for summary judgment in October 2002. On March 17, 2004, Judge James Knoll Gardner issued an opinion finding for ITXC on all issues related to the meaning of the patent claims, but denying summary judgment without prejudice to renew the motion at or after a scheduled June 9, 2004 hearing to determine whether portions of Connectel’s expert testimony will be inadmissible in connection with the motion. On June 9, 2004, plaintiff’s case was dismissed without prejudice.

ITXC and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits commenced in 2001. The lawsuits allege, among other things, that, in connection with ITXC’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The parties have negotiated a settlement entirely funded by the directors and officers’ insurance carriers, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. Under the terms of the proposed settlement, neither the Company nor individual defendants will have either future liability or expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters and all claims against the Company and individual defendants will be dismissed with prejudice.

Interactive Marketing Technologies, Inc., (“IMT”) is a telecommunications service bureau headquartered in Erlanger, Kentucky, to which ITXC had discontinued service on February 20, 2003, and from which ITXC had demanded payment of a multimillion dollar past due balance, after the parties were unsuccessful in efforts to restructure IMT’s obligations to ITXC. IMT then sued ITXC seeking unspecified compensatory and punitive damages in the United States District Court for the Eastern District of Kentucky alleging breach of contract, bad faith, tortious[sic] interference with contract and negligent misrepresentation, among other claims. ITXC thereafter commenced an arbitration action against IMT seeking to recover the amounts owed by IMT, and on July 8, 2003, the United States District Court dismissed IMT’s case in favor of the arbitration proceeding. IMT asserted its claims in the arbitration, and has now filed for bankruptcy protection. ITXC believes IMT’s claims are without merit. ITXC’s claims against IMT will be pursued, if at all, in the bankruptcy proceeding, which has been converted into a Chapter 7 proceeding.

We are not party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 26, 2004, the Company adopted a share option plan for up to 2,334,125 common shares for key employees and directors. The plan was approved by the shareholders on April 27, 2004. On June 9 2004, the Company granted 1,889,000 options to key employees and directors which vest at a rate of one third per year, subject to earlier vesting in certain circumstances. The options terminate no later than seven years after the grant date. The exercise price for these options is equal to $10.49 per share being the closing price on June 9, 2004.

On May 27, 2004, the Company adopted a conversion equity incentive plan with respect to 1,598,516 common shares in connection with the conversion of outstanding stock options of ITXC that were assumed in the ITXC merger. The plan was approved by the Company’s shareholders on May 27, 2004 by unanimous written consent, prior to the consummation of the ITXC merger.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

On April 26, 2004, the Company adopted a share option plan for up to 2,334,125 common shares for key employees and directors. The plan was approved by the Company’s shareholders on April 27, 2004 by unanimous written consent, prior to the consummation of the ITXC merger.

On May 27, 2004, the Company adopted a conversion equity incentive plan with respect to 1,598,516 common shares in connection with the conversion of outstanding stock options of ITXC that were assumed in the ITXC merger. The plan was approved by the Company’s shareholders on May 27, 2004 by unanimous written consent, prior to the consummation of the ITXC merger.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1 Agreement and Plan of Merger, dated as of November 4, 2003, among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.2 Form of Joinder Agreement (Incorporated by reference to Exhibit 2.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.3 Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2004 among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.4 Subscription Agreement dated as of February 4, 2004, between Teleglobe International Holdings Ltd and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 2.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.1 Memorandum of Association of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.2 Bye-laws of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.1 Contingent Waiver of Rights under the Third Amended and Restated Registration Rights Agreement dated November 4, 2003 between the holders therein and ITXC Corp. (Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.2 Teleglobe Shareholders Agreement dated October 1, 2003 among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.3 Amendment No. 1 to Teleglobe’s Shareholders Agreement, dated March 26, 2004, among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.4 Repurchase Agreement, dated March 26, 2004, among Teleglobe and certain directors and officers party thereto (Incorporated by reference to Exhibit 4.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.5 Form of Note Purchase Agreement between Madeleine L.L.C. and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 4.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.6 Form of Note due May 31, 2008. (Incorporated by reference to Exhibit 4.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.7 Repurchase Agreement dated as of March 26, 2004 among Teleglobe and Gemini Trust. (Incorporated by reference to Exhibit 4.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.8 Teleglobe International Holdings Ltd 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.9* Teleglobe International Holdings Ltd Conversion Equity Incentive Plan

4.10* Securities Exchange Agreement, dated as of May 27, 2004, among Teleglobe International Holdings Ltd, Teleglobe Bermuda Holdings Ltd and the holders of common shares of Teleglobe Bermuda Holdings Ltd specified therein.

4.11* Novation Agreement, dated as of May 27, 2004, among Teleglobe Bermuda Holdings Ltd, Teleglobe International Holdings Ltd and TLGB Acquisition Ltd. (as successor to TLGB Acquisition LLC).

10.1 Master Wholesale Pricing and Services Coordinating Agreement dated as of January 1, 2001 among Bell Canada Enterprises and Teleglobe Inc. together with Amendment No. 1 dated June 12, 2003 and Amendment No. 2 dated January 9, 2004 to the Master Wholesale Pricing and Services Coordinating Agreement among Bell Canada Enterprises and Teleglobe Canada ULC (Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.2 Commitment Letter dated February 6, 2004, from Cerberus Capital Management, L.P. as agreed and accepted by Teleglobe International Holdings Ltd (Incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.3 Central Fiber Optic Network Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.4 Eastern Ring Fiber Optic Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.5 Construction and Maintenance Agreement dated as of December 11, 1997 between Teleglobe America Inc. and China-US Cable Network (Incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.6 Construction and Maintenance Agreement dated as of July 31, 1998 between Teleglobe America Inc. and Japan-US Cable Network (Incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.7 CANTAT-3 Submarine Cable System Construction and Maintenance Agreement among the parties listed therein. (Incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.8 Asia Pacific Cable Network 2, Part 1, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.9 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.9 Asia Pacific Cable Network 2, Part 2, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.10 Intelsat Novation Agreement dated as of July 18, 2001 among INTELSAT, Intelsat U.K., Ltd. and Teleglobe Inc. (Incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.11 Capacity Purchase Agreement dated as of March 31, 2001 between Williams Communications, Inc. and Teleglobe USA Inc. together with Amendment No.1 dated May 2, 2001 and Amendment No. 2 dated October 25, 2001. (Incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.12 Master Wholesale Agreement, dated as of August 15, 2002 among Teleglobe Inc., Teleglobe USA Inc. and BCE Nexxia Inc. (Incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.13 Order for Capacity Lease Agreement dated as of July 23, 2002 between Teleglobe Inc. and Tyco Global Networks AG together with amendments dated April 4, 2003 and January 1, 2004. (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.14 Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Gerald Porter Strong (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.15 Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Gerald Porter Strong (Incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.16 Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Richard Willett (Incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.17 Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Richard Willett (Incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.18 Letter Agreement, dated November 21, 2003, from Teleglobe to Brian Fitzpatrick, as accepted (Incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.19* Letter Agreement, dated May 28, 2004, from Teleglobe International Holdings Ltd to Theodore Weitz, as accepted.

10.20* Letter Agreement, dated May 28, 2004, from Teleglobe America Inc. to Theodore Weitz, as accepted

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

(b)	The registrant submitted no current reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

By:	/s/ RICHARD WILLETT
Richard Willett
Chief Financial Officer and Executive Vice President of Operations (principal financial officer and duly authorized officer)

Dated: June 14, 2004

EXHIBIT INDEX

2.1 Agreement and Plan of Merger, dated as of November 4, 2003, among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.2 Form of Joinder Agreement (Incorporated by reference to Exhibit 2.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.3 Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2004 among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.4 Subscription Agreement dated as of February 4, 2004, between Teleglobe International Holdings Ltd and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 2.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.1 Memorandum of Association of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.2 Bye-laws of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.1 Contingent Waiver of Rights under the Third Amended and Restated Registration Rights Agreement dated November 4, 2003 between the holders therein and ITXC Corp. (Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.2 Teleglobe Shareholders Agreement dated October 1, 2003 among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.3 Amendment No. 1 to Teleglobe’s Shareholders Agreement, dated March 26, 2004, among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.4 Repurchase Agreement, dated March 26, 2004, among Teleglobe and certain directors and officers party thereto (Incorporated by reference to Exhibit 4.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.5 Form of Note Purchase Agreement between Madeleine L.L.C. and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 4.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.6 Form of Note due May 31, 2008. (Incorporated by reference to Exhibit 4.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.7 Repurchase Agreement dated as of March 26, 2004 among Teleglobe and Gemini Trust. (Incorporated by reference to Exhibit 4.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.8 Teleglobe International Holdings Ltd 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.9* Teleglobe International Holdings Ltd Conversion Equity Incentive Plan

4.10* Securities Exchange Agreement, dated as of May 27, 2004, among Teleglobe International Holdings Ltd, Teleglobe Bermuda Holdings Ltd and the holders of common shares of Teleglobe Bermuda Holdings Ltd specified therein.

4.11* Novation Agreement, dated as of May 27, 2004, among Teleglobe Bermuda Holdings Ltd, Teleglobe International Holdings Ltd and TLGB Acquisition Ltd. (as successor to TLGB Acquisition LLC).

10.1 Master Wholesale Pricing and Services Coordinating Agreement dated as of January 1, 2001 among Bell Canada Enterprises and Teleglobe Inc. together with Amendment No. 1 dated June 12, 2003 and Amendment No. 2 dated January 9, 2004 to the Master Wholesale Pricing and Services Coordinating Agreement among Bell Canada Enterprises and Teleglobe Canada ULC (Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.2 Commitment Letter dated February 6, 2004, from Cerberus Capital Management, L.P. as agreed and accepted by Teleglobe International Holdings Ltd (Incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.3 Central Fiber Optic Network Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.4 Eastern Ring Fiber Optic Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.5 Construction and Maintenance Agreement dated as of December 11, 1997 between Teleglobe America Inc. and China-US Cable Network (Incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.6 Construction and Maintenance Agreement dated as of July 31, 1998 between Teleglobe America Inc. and Japan-US Cable Network (Incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.7 CANTAT-3 Submarine Cable System Construction and Maintenance Agreement among the parties listed therein. (Incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.8 Asia Pacific Cable Network 2, Part 1, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.9 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.9 Asia Pacific Cable Network 2, Part 2, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.10 Intelsat Novation Agreement dated as of July 18, 2001 among INTELSAT, Intelsat U.K., Ltd. and Teleglobe Inc. (Incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.11 Capacity Purchase Agreement dated as of March 31, 2001 between Williams Communications, Inc. and Teleglobe USA Inc. together with Amendment No.1 dated May 2, 2001 and Amendment No. 2 dated October 25, 2001. (Incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.12 Master Wholesale Agreement, dated as of August 15, 2002 among Teleglobe Inc., Teleglobe USA Inc. and BCE Nexxia Inc. (Incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.13 Order for Capacity Lease Agreement dated as of July 23, 2002 between Teleglobe Inc. and Tyco Global Networks AG together with amendments dated April 4, 2003 and January 1, 2004. (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.14 Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Gerald Porter Strong (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.15 Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Gerald Porter Strong (Incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.16 Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Richard Willett (Incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.17 Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Richard Willett (Incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.18 Letter Agreement, dated November 21, 2003, from Teleglobe to Brian Fitzpatrick, as accepted (Incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.19* Letter Agreement, dated May 28, 2004, from Teleglobe International Holdings Ltd to Theodore Weitz, as accepted.

10.20* Letter Agreement, dated May 28, 2004, from Teleglobe America Inc. to Theodore Weitz, as accepted

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith