Form 10-Q
period 2004-06-30
TELEGLOBE INTERNATIONAL HOLDINGS LTD
filed 2004-10-15
CIK 1278739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

At October 2, 2004, there were 38,985,663 shares of Common Stock, par value $.01 per share, outstanding.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet (Successor) as of June 30, 2004 and December 31, 2003 (Unaudited)	1

	Consolidated Statement of Operations (Successor) / Combined Statement of Operations (Predecessor) for the Three Months Ended June 30, 2004, One Month Ended June 30, 2003 and Two Months Ended May 30, 2003 (Unaudited)	2

	Consolidated Statement of Operations (Successor) / Combined Statement of Operations (Predecessor) for the Six Months Ended June 30, 2004, One Month Ended June 30, 2003 and Five Months Ended May 30, 2003 (Unaudited)	3

	Consolidated Statement of Cash Flows (Successor) / Combined Statement of Cash Flows (Predecessor) for the Six Months Ended June 30, 2004, One Month Ended June 30, 2003 and Five Months Ended May 30, 2003 (Unaudited)	4

	Consolidated Statement of Stockholders’ Equity (Successor) (Unaudited)	5

	Notes to Consolidated Financial Statements (Successor) and Combined Financial Statements (Predecessor) (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	30

Part II. Other Information

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits and Reports on Form 8-K	35

Signatures		38

i

PART I - Financial Information

Item 1. Financial Statements

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Balance Sheet (Successor)

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	Successor
	June 30, 2004	December 31, 2003
Cash and cash equivalents	$30,979	$35,279
Marketable securities	10,635	—
Accounts receivable, (net of allowance for doubtful accounts of $34,991 at June 30, 2004 and $34,295 at December 31, 2003)	186,579	163,804
Prepaid assets	8,697	4,689
Other current assets	6,751	3,702
Restricted cash	4,642	—

Total current assets	248,283	207,474

Property and equipment, (net of accumulated depreciation of $16,984 at June 30, 2004 and $6,743 at December 31, 2003)	140,799	121,839
Prepaid pension asset	19,328	19,838
Other long-term assets	2,272	4,254
Long-term restricted cash	2,127	—
Intangible assets, (net of accumulated amortization of $3,430 at June 30, 2004 and $1,072 at December 31, 2003)	34,791	10,352
Goodwill	97,947	—

Total assets	$545,547	$363,757

Accounts payable and accrued liabilities	$236,613	$234,340
Employee related payables	10,569	10,425
Current portion of capital lease	768	—
Current portion of deferred revenue	3,329	3,214

Total current liabilities	251,279	247,979

Deferred revenue	9,305	10,298
Deferred income tax liability	371	766
Long-term portion of capital lease	384	—
Other long-term liabilities	2,726	2,456
Senior notes payable	100,000	—

Total non-current liabilities	112,786	13,520

Commitments and contingencies

Class A redeemable preferred stock (95,000 shares authorized, issued and outstanding, par value $0.01, liquidation preference of $1,000 per share plus any accrued or unpaid dividends)-parent company	—	95,000

Common stock (38,985,663 shares at June 30, 2004 and 28,106,757 shares at December 31, 2003 issued and outstanding and 400,000,000 shares authorized at June 30, 2004 and 28,106,757 shares authorized at December 31, 2003, par value $0.01)	390	281
Additional paid-in capital	191,653	12,194
Deferred compensation expense	(72)	—
Accumulated other comprehensive loss	(18)	—
Accumulated deficit	(10,471)	(5,217)

Total stockholders’ equity	181,482	7,258

Total liabilities and stockholders’ equity	$545,547	$363,757

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Operations (Successor) /

Combined Statement of Operations (Predecessor)

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	Successor	Successor	Predecessor
	Three Months Ended June 30, 2004	One Month Ended June 30, 2003	Two Months Ended May 30, 2003
Operating revenues
Telecommunication	$230,651	$69,260	$101,098
Telecommunication revenues from related parties	—	—	30,402

Total operating revenues	$230,651	$69,260	$131,500
Operating expenses
Telecommunication	169,370	48,340	86,660
Telecommunication-paid to related party	—	—	2,492
Network, exclusive of amortization and depreciation shown below	24,068	9,641	20,545
Selling, general and administrative, exclusive of bad debt expense, stock based compensation expense, depreciation and amortization shown below	32,189	7,765	13,903
Stock based compensation expense	5	—	—
Bad debt expense	497	172	704
Depreciation	5,729	1,493	6,005
Amortization of intangible assets	1,339	156	—
Foreign exchange gain	(179)	(916)	(6,581)

Total operating expenses	233,018	66,651	123,728
Interest expense	3,954	212	187
Interest income, other income and other expense	(200)	87	748

Total expenses	236,772	66,950	124,663

(Loss) income before reorganization items and income taxes	(6,121)	2,310	6,837
Reorganization items, net	—	—	9,931

(Loss) income before income taxes	(6,121)	2,310	(3,094)
Income tax (recovery) expense	(2,345)	16	—

Net (loss) income	$(3,776)	$2,294	$(3,094)

Preferred stock dividends	(1,583)	(792)

Net (loss) income attributable to common stockholders	$(5,359)	$1,502

Basic (loss) income per share	$(0.17)	$0.05

Weighted average common shares used in computation of basic (loss) income per share	31,732,709	28,106,757

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Operations (Successor) /

Combined Statement of Operations (Predecessor)

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2004	One Month Ended June 30, 2003	Five Months Ended May 30, 2003
Operating revenues
Telecommunication	$445,195	$69,260	$256,263
Telecommunication revenues from related parties	—	—	105,105

Total operating revenues	$445,195	$69,260	$361,368
Operating expenses
Telecommunication	323,726	48,340	245,207
Telecommunication-paid to related party	—	—	6,238
Network, exclusive of amortization and depreciation shown below	47,802	9,641	55,096
Selling, general and administrative, exclusive of bad debt expense, stock based compensation expense, depreciation, amortization and restructuring charges shown below	57,811	7,765	40,948
Stock based compensation expense	5	—	—
Bad debt (recovery) expense	(590)	172	3,656
Depreciation	10,241	1,493	15,037
Amortization of intangible assets	2,359	156	—
Restructuring charges	893	—	—
Foreign exchange loss (gain)	306	(916)	(9,478)

Total operating expenses	442,553	66,651	356,704
Interest expense	6,419	212	501
Interest income, other income and other expense	(284)	87	—

Total expenses	448,688	66,950	357,205

(Loss) income before reorganization items and income taxes	(3,493)	2,310	4,163
Reorganization items, net	—	—	34,155

Income (loss) before income taxes	(3,493)	2,310	(29,992)
Income tax (recovery) expense	(2,197)	16	—

Net (loss) income	$(1,296)	$2,294	$(29,992)

Preferred stock dividends	(3,958)	(792)

Net (loss) income attributable to common stockholders	$(5,254)	$1,502

Basic (loss) income per share	$(0.18)	$0.05

Weighted average common shares used in computation of basic (loss) income per share	29,919,733	28,106,757

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Cash Flows (Successor) /

Combined Statement of Cash Flows (Predecessor)

(amounts in thousands of United States Dollars)

(Unaudited)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2004	One Month ended June 30, 2003	Five Months Ended May 30, 2003
Cash flows from operating activities
Net (loss) income	$(1,296)	$2,294	$(29,992)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	12,600	1,649	15,037
Bad debt (recovery) expense	(590)	172	3,656
Stock based compensation expense	5	—	—
Deferred income taxes	(395)	—	—
Reorganization items, net	—	—	34,155
Other items	2,319	(571)	(15,778)
Changes in operating assets and liabilities net of effects of acquisitions and disposals:
Accounts receivable	16,627	2,772	(186,257)
Prepaid assets	(1,280)	(1,241)	(297)
Other current assets	(3,713)	(651)	13,254
Accounts payable and accrued liabilities	(35,764)	(1,636)	265,061
Deferred revenue	(878)	774	(5,082)
Other liabilities	270	(32)	(108)

Net cash flows from operating activities before reorganization items	(12,095)	3,530	93,649
Reorganization items
Professional fees related to reorganization	—	—	(8,707)
Interest income related to reorganization	—	—	530
Foreign exchange loss on pre-petition debt	—	—	(34,000)

Net cash flows from operating activities	(12,095)	3,530	51,472

Cash flows from investing activities
Purchase of property and equipment	(8,780)	(1,364)	(4,016)
Sale of marketable securities	16,695	—	—
Restricted cash	(451)	—	—
Acquisition, net of cash acquired	—	(74,284)	—
Cash acquired from merger with ITXC, net of acquisition costs paid	4,854	—	—
Proceeds on sale of liquidated subsidiaries, net	—	—	3,500

Net cash flows from investing activities	12,318	(75,648)	(516)

Cash flows from financing activities
Retirement of preferred stock-parent company	(95,000)	—	—
Dividend payment to parent company	(9,448)	—	—
Issuance of senior notes to affiliate company	100,000	—	—
Capital lease repayment	(75)	—	—
Issuance of common stock	—	5,000	—
Issue of preferred stock to parent company	—	95,000	—
Proceeds of note payable-parent company	—	25,000	—
Repayment of note payable to parent company	—	(25,000)	—
Net cash transfers in divisional equity/(deficit) of divisions and subsidiaries of Teleglobe Inc. not included in the Predecessor	—	—	1,674

Net cash flows from financing activities	(4,523)	100,000	1,674

Net (decrease) increase in cash and cash equivalents	(4,300)	27,882	52,630
Cash and cash equivalents at beginning of period	35,279	—	26,796

Cash and cash equivalents at end of period	$30,979	$27,882	$79,426

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Stockholders’ Equity (Successor)

(amounts in thousands of United States Dollars)

(Unaudited)

Six Months ended June 30, 2004	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
December 31, 2003	$281	$12,194	$(5,217)	$—	$—	$7,258
Issuance of common stock	109	157,218	—	—	—	157,327
Issuance of stock options, net of amortization of deferred compensation expense of $5	—	19,453	—	(72)	—	19,381
Issuance of warrants	—	2,788	—	—	—	2,788
Unrealized holding (losses)	—	—	—	—	(18)	(18)
Net loss	—	—	(1,296)	—	—	(1,296)
Preferred stock dividends	—	—	(3,958)	—	—	(3,958)

June 30, 2004	$390	$191,653	$(10,471)	$(72)	$(18)	$181,482

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)

(Unaudited)

1. Basis of Presentation

The consolidated financial statements of the Successor include the accounts of Teleglobe International Holdings Ltd and its subsidiaries (the “Company” or “TIH”). The Company’s ultimate parent is Cerberus Capital Management, L.P. (“Cerberus”). All significant intercompany balances and transactions have been eliminated in consolidation. The Predecessor consists of the Telecommunications Group of Teleglobe Inc. and its subsidiaries (“Old Teleglobe”) that consists solely of the voice, data, internet and wireless roaming service businesses acquired by the Successor but also includes the portion of such businesses not acquired that were carried out by Old Teleglobe. The Successor acquired certain assets and assumed certain liabilities of Old Teleglobe pursuant to a Purchase Agreement entered into on September 18, 2002 between TLGB Acquisition LLC (“TLGB”), the parent company and an affiliate of Cerberus, and Old Teleglobe as more fully described in the Notes to Consolidated Financial Statements (Successor) and Combined Financial Statements (Predecessor) included in the Company’s Registration Statement on Form S-4/A (Amendment number 5) filed with the Securities and Exchange Commission (the “Commission”) on April 30, 2004 (the “Registration Statement”).

The financial statements of the Successor are not comparable to the Predecessor financial statements due to the new basis of accounting adopted on the acquisition of the businesses, certain assets and liabilities of Old Teleglobe not being acquired by the Successor and restructuring activities that occurred prior to the acquisition. For a more detailed description of the acquisition refer to the Notes to Consolidated Financial Statements (Successor) and Combined Financial Statements (Predecessor) included in the Registration Statement.

The June 30, 2004 and 2003 financial statements have been prepared by management of TIH and are unaudited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments, except for the reorganization items, purchase price allocations and prior period adjustments as discussed below) necessary to present fairly the consolidated and combined financial position, results of operations and cash flows of the Successor for the three and six months ended June 30, 2004 and for the month ended June 30, 2003 and the Predecessor for the two and five months ended May 30, 2003, have been made. Certain information and footnote disclosures required for annual financial statements under accounting principles generally accepted in the United States have been omitted from the consolidated and combined financial statements and notes thereto presented herein pursuant to the rules and regulations of the Commission. The consolidated and combined financial statements and notes thereto presented herein should be read in conjunction with the Consolidated Financial Statements of the Successor and the Combined Financial Statements of the Predecessor and notes thereto included in the Registration Statement, except for the policies described herewith. The results of operations of the Company for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

Adjustments that related to prior period quarters have been recorded during the second quarter resulting in a net charge of approximately $1.0 million to net loss before income taxes and a net credit of approximately $ 0.4 million to net loss. In addition, the purchase price allocation on the acquisition of the Teleglobe business as described in note 2 has been revised for foreign exchange adjustments resulting in a decrease in accounts payable and reduction in long lived assets of $3.8 million. These adjustments affect revenues, network expenses, foreign exchange and deferred income taxes. These adjustments were not considered material with respect to net income for 2003, estimated loss for full fiscal year 2004, to the trend of earnings or the balance sheet at the respective dates.

The accounting policies used in preparation of these financial statements are consistent with those reported in the consolidated financial statements of the Successor in its Registration Statement, except for the following which have been adopted further to the merger with ITXC Corp. (“ITXC”):

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

Marketable Securities

Marketable securities consist of fixed income investments which can be readily purchased or sold using established markets. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Such investments are classified as available-for-sale. Fair value is based on quoted market prices. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest, are included in interest income. Realized gains and losses and declines in value judged to be other-than temporary are included in investment income. The cost of securities sold is based on the specific identification method.

Comprehensive Income

The components of accumulated other comprehensive income are comprised of unrealized gains (losses) on available-for-sale securities.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, whereby goodwill is not amortized, but instead tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Intangible Assets

During the quarter ended June 30, 2004, the Company acquired intangible assets including technology and its related software, tradenames, patents and origination/termination contracts and related relationships. The technology, tradenames and patents are being amortized over their useful life of 7 years. The software related to the technology is being amortized over its useful life of four years and the origination/termination contracts and related relationships are being amortized over 5 years.

Segments

The operations of the Company are managed on an integrated basis with no separate operating results for its services or geographic locations. Accordingly, information on segments is not provided.

2. Acquisitions

(a) On May 31, 2004, the Company completed its merger with ITXC. ITXC is a provider of Voice over Internet Protocol (VoIP) wholesale services. The merger is intended to bring the Company greater size and breadth of product offerings and opportunities for synergies in the combination of the businesses. Upon consummation of the merger, all the outstanding shares of ITXC’s common shares were converted into 10,877,156 common shares of the Company at a fair value of $14.46 per share for a total fair value of $157.3 million, determined as of the date of announcement of the acquisition, November 4, 2003. All outstanding options and warrants of ITXC were converted into 1,595,323 stock options and 219,942 warrants of the Company for a total fair value of $22.2 million. The warrants are exercisable anytime prior to April 30, 2008 at an exercise price of $3.41 per share. The range of exercise price for the options is $0.02 to $430 per share. At May 31, 2004, 1,152,067 options had vested and 443,256 options were unvested. The intrinsic value applicable to the unvested stock options, valued at $77,000, will be expensed over the future vesting period of the stock options. The fair value of options and warrants was estimated using the Black Scholes valuation methodology. See Note 8 for more information regarding the weighted average assumptions used in the valuation.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

The merger has been accounted for using the purchase method and the purchase price was allocated to the acquired assets and liabilities based on the estimated fair values determined using management’s best estimates and independent valuations as at the acquisition date. The allocation of the purchase price is preliminary pending the finalization of the valuation of receivables, certain liabilities and income taxes which will be completed by year-end. The final allocation of the purchase price may result in a different allocation and goodwill amount. The excess of the purchase consideration over the estimated fair value of net assets acquired, in the amount of $97.9 million has been accounted for as goodwill.

The preliminary allocation of the purchase consideration to the estimated fair value of the net assets acquired is as follows:

ITXC (000’s)
Estimated fair value of net assets acquired:
Cash and cash equivalents	$7,915
Marketable securities (See Note 4)	27,348
Restricted cash (See Note 3)	6,317
Accounts receivable	41,221
Prepaids, deposits and other assets	3,600
Property and equipment	24,550
Intangible assets (See Note 5)	27,400
Goodwill	97,947
Accounts payable and accrued liabilities	(51,244)
Capital lease obligations	(1,227)
Deferred compensation expense	77

Net identifiable assets acquired	$183,904

Purchase consideration:
Fair value of common shares issued	$157,327
Fair value of warrants issued (See Note 9)	2,788
Fair value of stock options issued (See Note 8)	19,453
Acquisition costs	4,336

Total purchase consideration	$183,904

As at May 31, 2004, ITXC has a federal and state net operating loss (NOL) carryforward of approximately $210 million. The federal NOL carryforwards expire from 2012 to 2023. The state NOL carryforwards expire from 2004 to 2010. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred in respect to 1) ITXC’s initial public offering on October 1, 1999; 2) ITXC’s acquisition of eFusion, Inc. on October 12, 2000 and 3) ITXC’s merger with Teleglobe on May 31, 2004, but believes that it is likely that such a change occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not yet determined the amount of the potential limitation.

ITXC’s net deferred tax assets related to temporary differences and loss carry forwards as at May 31, 2004 total approximately $98 million and have been fully reduced by a valuation allowance as the Company believes that it is more likely than not that the related tax benefits will not be materialized.

If and when the tax benefits for those items are recognized in the financial statements after the acquisition date, the amounts recognized shall be applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

The goodwill recognized is not tax deductible for corporate income tax purposes.

The results of operations of ITXC are included in the consolidated statement of operations of TIH as of June 1, 2004.

(b) On May 30, 2003, the Company acquired 100% of the shares of companies formed by Old Teleglobe prior to closing to hold certain core assets and liabilities of the Predecessor for a total cash consideration of $125 million plus acquisition costs of $9.6 million (the “Acquisition”).

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

The allocation of the purchase price was finalized during the second quarter of 2004. The previous allocation was revised based on the availability of more current information concerning certain assumed liabilities. As a result, current liabilities decreased by $10.8 million, other current assets decreased by $3.7 million, property and equipment decreased by $6.3 million, intangible assets decreased by $0.6 million and other assets decreased by $0.2 million. The adjustments to depreciation and amortization expenses are being applied prospectively.

The final purchase price allocation is as follows:

(amounts in thousands)	Final
Cash	$60,276
Other current assets	183,349
Property and equipment	114,043
Intangible assets	10,821
Prepaid pension asset	20,421
Other assets	3,335
Current liabilities	(242,004)
Deferred revenue	(13,140)
Other liabilities	(2,541)

Total	$134,560

(c) The following reflects the unaudited pro-forma results of operations for the three months and six months ended June 30, 2003 giving effect to the ITXC merger and the Acquisition as if they had taken place on January 1, 2003, and for the three months and six months ended June 30, 2004 giving effect to the ITXC merger as if it had taken place on January 1, 2004.

(amounts in thousands, except per share amounts)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Operating revenues	$286,012	$280,609	$590,825	$587,169
Net loss before income taxes	(13,656)	(2,957)	(21,820)	(22,609)
Net loss	(11,466)	(3,152)	(19,847)	(22,978)
Net loss per common share	$(0.29)	$(0.08)	$(0.51)	$(0.59)

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

3. Restricted Cash

In conjunction with its letters of credit for its leased premises, the Company has $2.3 million in restricted cash as of June 30, 2004 that represents the collateral supporting the letters of credit. The majority of this amount relates to a long-term letter of credit for the leased premises in Princeton, New Jersey. The letters of credit expire through July 2005. The remaining amount of restricted cash at June 30, 2004 relates to collateral provided for various commercial letters of credit expiring through March 2005.

4. Marketable Securities

The Company’s available for sale investments, including amounts in cash equivalents ($18 million and $22.2 million at June 30, 2004 and December 31, 2003, respectively) and marketable securities, are as follows:

(amounts in thousands)	June 30, 2004	December 31, 2003
Money market funds and equivalent	$18,057	$22,199
U.S. Treasury securities and obligations of U.S. government corporations and agencies	496	—
Corporate bonds	5,507	—
Asset-backed securities	4,632	—

Total	$28,692	$22,199

Gross realized gains for the three and six months ended June 30, 2004 is approximately $93 thousand and nil for the month ended June 30, 2003, for the two months ended May, 30, 2003 and five months ended May 30, 2003.

The Company’s available for sale securities have the following maturities at June 30, 2004:

	Cost	Market
Due in one year or less	$9,080	$9,065
Due after one year through five years	1,573	1,570

	$10,653	$10,635

5. Intangible Assets and Goodwill

The following table summarizes the intangible assets at the dates indicated:

	June 30, 2004			December 31, 2003
(amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,700	$(1,986)	$6,714	$9,184	$(1,072)	$8,112
Other intangibles	2,121	(1,116)	1,005	2,240	—	2,240
Tradenames	700	(8)	692	—	—	—
Patents	6,500	(77)	6,423	—	—	—
Technology	16,400	(196)	16,204	—	—	—
Origination and termination contracts and related relationships	1,500	—	1,500	—	—	—
Internally developed software relating to technology	2,300	(47)	2,253	—	—	—

Total intangible assets	$38,221	$(3,430)	$34,791	$11,424	$(1,072)	$10,352

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

The tradenames, patents, technology and internally developed software relating to the technology were acquired as a result of the merger with ITXC. The tradenames, patents and technology are being amortized over their useful lives of 7 years and the internally developed software relating to the technology is being amortized over its useful life of 4 years. Intangible assets also include $1.5 million of origination and termination contracts and related relationships acquired as a result of the merger with ITXC. These contracts and relationships are being amortized over 5 years. The weighted average amortization period for acquired Intangibles equals approximately 6.6 years.

Amortization expense for intangible assets totaled approximately $1.3 million and $0.2 million for the three months ended June 30, 2004 and for the month ended June 30, 2003, respectively and $2.4 million for the six months ended June 30, 2004 and nil for the two months ended May 30, 2003 and five months ended May 30, 2003. Aggregate amortization expense for intangible assets is estimated to be:

Six months ending December 31, 2004	$4.0 million
Year ending December 31, 2005	$6.0 million
Year ending December 31, 2006	$6.0 million
Year ending December 31, 2007	$6.0 million
Year ending December 31, 2008	$4.6 million

As a result of the merger with ITXC, the Company recorded the excess of the purchase consideration over the fair value of net identifiable assets acquired as goodwill. See Note 2 for further information regarding the recorded amount of $97.9 million for goodwill.

6. Senior Notes and Preferred Shares

In connection with the ITXC merger on May 31, 2004, the Company retired its outstanding $95 million of stated value of preferred shares and paid the accrued dividends on those shares. Concurrent with the retirement, senior notes of $100 million were issued to an affiliate of the Company’s ultimate parent. The senior notes have a maturity period of 4 years and the annual interest rate is 10%, payable quarterly. The holder of the notes is entitled to receive a fee equal to 1% of the outstanding balance at the end of the first year and 2% of the outstanding balance at the end of the second year. The estimated $3 million aggregate fee will be expensed over four years using the effective interest rate method. The Company is required to make principal payments of $25 million no later than the second anniversary, $25 million no later than the third anniversary and $50 million on May 31, 2008.

The Company may, at its option, prepay all or any portion of the senior notes, in a minimum principal amount of $5 million or integral multiples of $5 million in excess thereof, at a purchase price in cash equal to 100% of the face amount of the notes plus all accrued and unpaid interest thereon, if any, to the date of such prepayment.

If certain indebtedness or capital stock is issued, the Company shall be required to commence an Issuance Offer potentially resulting in the purchase of the aggregate principal amount of notes equaling the net available proceeds of such issuances. Upon the occurrence of a change in control, the Company will be required to offer to repurchase all or any portion of the outstanding senior notes, at a purchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. Upon the occurrence of a sale of certain assets, the Company is also required to offer to repurchase all or any portion of the outstanding senior notes, at a purchase price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. The note holders have full discretion in accepting or rejecting the offer in all circumstances described.

Certain subsidiaries of the Company guarantee the payment of the senior notes.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the periods indicated are as follows:

	Successor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	One Month Ended June 30, 2003	Two Months Ended May 30, 2003	Six Months Ended June 30, 2004	Five Months Ended May 30, 2003
Net (loss) income	$(3,776)	$2,294	$(3,094)	$(1,296)	$(29,992)
Unrealized holding losses	(18)	—	—	(18)	—

Comprehensive (loss) income	$(3,794)	$2,294	$(3,094)	$(1,314)	$(29,992)

8. Stock-Based Compensation Plans

On April 26, 2004, the Company adopted a share option plan for 2,334,125 common shares for key employees and directors. The plan was approved by the Company’s shareholders on April 27, 2004, by unanimous written consent, prior to the consummation of the ITXC merger. On June 9, 2004, the Board of Directors authorized the granting of 1,889,000 stock options under this plan, vesting at a rate of one third per year from date of grant, subject to earlier vesting in certain circumstances. 919,000 of these stock options were issued immediately after the meeting. The balance of the options were authorized but have not yet been issued. The options terminate no later than seven years after the grant date. The exercise price for issued options is equal to $10.49 per share being the NASDAQ closing price on June 9, 2004.

As a result of the merger with ITXC on May 31, 2004, the Company issued 1,595,323 stock options to ITXC employees, pursuant to the conversion equity incentive plan approved by shareholders on May 27, 2004 by written unanimous consent. The range of exercise price for the options is $0.02 to $430 per share.

The Company’s stock option activity is as follows:

	Six Months ended June 30, 2004
	Number of Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	—	$—
Options granted	2,514,323	15.29
Options exercised	1,750	4.64
Options cancelled	28,730	18.25

Options outstanding, end of period	2,483,843	$15.27

Fair Value Assumptions

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

The weighted-average fair value of options granted on June 9, 2004 and May 31, 2004 was $8.83 per stock option and $12.19 per stock option, respectively. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions:

	June 9, 2004	May 31, 2004
Expected life (in years)	7	6.7
Risk-free interest rate	4.4%	4.1%
Volatility	100%	100%
Dividend yield	0%	0%

The following table summarizes information about fixed price stock options outstanding at June 30, 2004:

		Outstanding		Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at June 30, 2004	Weighted- Average Exercise Price
$ 0.00—$ 5.00	332,464	2.4	$ 1.84	332,464	$ 1.84
5.01— 10.00	101,330	4.9	7.16	69,692	6.73
10.01— 15.00	1,187,044	7.0	10.59	109,931	10.58
15.01— 25.00	304,988	5.2	18.73	223,316	17.94
25.01—430.00	558,017	5.6	32.80	443,749	33.12

$ 0.00—$430.00	2,483,843	5.8	$15.27	1,179,152	$17.76

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the periods indicated:

	Successor	Successor	Predecessor	Successor	Predecessor
(amounts in thousands)	Three Months Ended June 30, 2004	One Month Ended June 30, 2003	Two Months Ended May 30, 2003	Six Months Ended June 30, 2004	Five Months Ended May 30, 2003
Net (loss) income attributable to common stockholders	$(5,359)	$1,502	$(3,094)	$(5,254)	$(29,992)
Add: stock-based compensation, as reported pursuant to APB 25	5	—	—	5	—
Deduct: total stock-based compensation determined under fair value based methods for all awards	(1,214)	—	—	(1,214)	—

Adjusted net (loss) income, fair value method for all stock-based awards	(6,568)	1,502	(3,094)	(6,463)	(29,992)
Basic and diluted net (loss) income per share, as reported	$(0.17)	$0.05	$—	$(0.18)	$—

Basic and diluted net (loss) income per share, SFAS 123 adjusted	$(0.21)	$0.05	$—	$(0.22)	$—

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

9. Common Stock and Earnings per Share- Successor

On January 14, 2004, the Board of Directors approved a stock split, by way of a bonus issue of shares, whereby the holders of common shares received approximately 23.4 new common shares for each common share currently held. The stock split resulted in an increase in issued and outstanding common shares from 1.2 million to 28.1 million. Share and per-share data (except par value) for all periods have been restated to reflect this stock split.

On May 31, 2004, the merger with ITXC was consummated. Upon consummation of the merger, all the outstanding shares of ITXC’s common shares were converted into 10,877,156 common shares of the Company at a fair value of $14.46 per share determined as of the date of announcement of the acquisition. In addition, all outstanding warrants of ITXC were converted into 219,942 warrants of the Company for a total fair value of $2.8 million. The warrants are exercisable anytime prior to April 30, 2008 at an exercise price of $3.41 per share. All outstanding options of ITXC were converted into 1,595,323 stock options of the Company for a total fair value of $19.5 million. The range of exercise price for the options is $0.02 to $430 per share.

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per share amount equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of the stock options and warrants is not dilutive.

Basic Earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	One Month Ended June 30, 2003
Net (loss) income attributable to common stockholders	$(5,359)	$(5,254)	$1,502
Basic earnings per share:	$(0.17)	$(0.18)	$0.05
Weighted Average Shares	31,732,709	29,919,733	28,106,757

10. Restructuring Charges

The Company reduced its workforce by 15 people during the three months ended March 31, 2004. As a consequence, the Company incurred restructuring costs in the first quarter of 2004 of $893,000 consisting of certain contractual amounts and other severance. As at June 30, 2004, the total severance liability was settled.

11. Reorganization Items

Reorganization items included in the two and five months ended May 30, 2003 result from the bankruptcy proceedings of the Predecessor. Presented below are the components of the reorganization items.

(amounts in thousands)	Two Months Ended May 30, 2003	Five Months Ended May 30, 2003
Professional fees directly related to the bankruptcy filings	$4,884	$8,707
Foreign exchange loss on pre-petition debt	17,343	34,000
Settlement gains on supplier contracts	(7,201)	(7,201)
Other	(5,095)	(1,351)
Total	$9,931	$34,155

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

12. Employee Benefit Plans

The following table presents the components of net periodic benefit cost for pension benefits:

	Successor	Successor	Predecessor	Successor	Predecessor
(amounts in thousands)	Three Months Ended June 30, 2004	One Month Ended June 30, 2003	Two Months Ended May 30, 2003	Six Months Ended June 30, 2004	Five Months Ended May 30, 2003
Service cost	$577	$233	$344	$1,171	$860
Interest cost	1,662	663	966	3,370	2,416
Expected return on plan assets	(1,988)	(527)	(1,423)	(4,031)	(3,558)
Amortization of net loss (gain)	—	(223)	382	—	956

Net periodic benefit cost	$251	$146	$269	$510	$674

The Company did not contribute to its pension plans during the three and six months ended June 30, 2004 and does not expect to contribute to its pension plans during the remainder of 2004 because the plans are in a surplus position.

13. Interest Expense

Interest expense includes an amount of $2.8 million for the three months ended June 30, 2004 and $5.0 million for the six months ended June 30, 2004, representing the accretion of certain liabilities recognized at the date of Acquisition, to the amounts currently payable.

The three and six months ended June 30, 2004 includes $1 million of interest expense relating to the senior notes issued in the second quarter of 2004. See note 14.

14. Related Party

Successor

On May 31, 2003, the Successor entered into a note payable with TLGB, an affiliate of the Company’s ultimate parent, for $25 million. This loan was repaid in full in June 2003, plus interest expense of approximately $292,000. The Successor also repaid $3.9 million in June 2003 to Cerberus for direct costs incurred on behalf of the Successor related to the Acquisition on May 30, 2003.

On May 30, 2003, the Successor issued Class A Redeemable Preferred Stock to the parent company for cash proceeds of $95 million. The preferred shares pay dividends at a rate of 10%. On May 31, 2004, the Company redeemed the preferred shares including accrued dividends and issued senior notes totaling $100 million to an affiliate of the Company’s ultimate parent.

Predecessor

Bell Canada (a subsidiary of BCE Inc.) and its affiliated and significantly influenced companies Northwestel Inc., Telebec Ltd, Northern Telephone Limited, Aliant Inc. and Manitoba Telecom Services Inc. provided, directly or through subsidiaries, telecommunication services in various provinces of Canada. A significant portion of the telecommunications traffic originating in Canada that was routed over the Predecessor’s network was generated by such companies or their respective affiliates and represented a significant portion of revenue. In addition, a significant portion of the telecommunications traffic originating overseas that was routed over the Predecessor’s network was terminated in Canada by such companies or their respective affiliates.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

BCE Inc. and its affiliates transferred all of the outstanding and issued common and preferred shares of Teleglobe Inc., to the court appointed monitor; accordingly, transactions with BCE Inc. and its affiliates subsequent to December 31, 2002 and prior to May 30, 2003 continue to be included in the following disclosures.

The Successor and Predecessor concluded the following transactions at exchange value with related parties in the normal course of business.

(amounts in thousands)		Successor		Successor		Predecessor	Successor		Predecessor
Nature of transaction with the related party	Classification in the Company’s consolidated financial statements	Three Months Ended June 30, 2004		One Month Ended June 30, 2003		Two Months Ended May 30, 2003	Six Months Ended June 30, 2004		Five Months Ended May 30, 2003
BCE and its affiliates
Sales of services	Operating revenues	N/A	*	N/A	*	$30,402	N/A	*	$105,105
Acquisition of services	Operating expenses	N/A	*	N/A	*	$2,492	N/A	*	$6,238
Administrative services**	Selling, general and administrative	N/A	*	N/A	*	$417	N/A	*	$671
Network	Network expenses	N/A	*	N/A	*	$1,868	N/A	*	$5,145

Cerberus and affiliates
Financing	Interest expense	$1,021		$292		N/A	$1,021		N/A
Debtor-in-Possession financing	Interest expense	N/A		N/A		$32	N/A		$126
Preferred stock dividend		$1,583		$792		N/A	$3,958		N/A

Management agreement	Selling, general and administrative	N/A		N/A		$262	N/A		$1,110

*	As a result of the acquisition on May 31, 2003, BCE Inc. is not considered a related party subsequent to May 30, 2003.
**	Management fees paid to BCE were based on direct costs for providing these services by BCE.

Amounts payable to related parties at June 30, 2004 total $100.1 million and $0.2 million at December 31, 2003. Amounts receivable from related parties at December 31, 2003 total $0.3 million and nil at June 30, 2004.

15. Contingencies

In the normal course of operations, the Company may become involved in various claims and litigation.

In connection with the post-merger integration of the Company with ITXC, the Company identified and investigated potential instances of noncompliance with the United States Foreign Corrupt Practices Act (the “FCPA”) relating to ITXC operations in certain African countries. The investigation was conducted by an outside law firm engaged by the Company’s Audit Committee. The Company voluntarily notified the SEC and the Department of Justice (the “DOJ”) of the matter and has been cooperating fully with these agencies. As a result of the investigation, certain employees are no longer employed by the Company. The investigation has been completed and based on the findings of the independent law firm, no additional resignations or terminations are expected. The Company intends to resolve any potential claims that the SEC or DOJ may have with respect to these matters as promptly as practicable, but there can be no assurance that a satisfactory resolution of any such claims would be reached. At this time the Company cannot predict the extent to which the SEC, the DOJ or any other party will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. Although the Company has not identified and does not believe it is likely that any material adjustments to its financial statements is or will be required in connection with this matter, it is possible that a monetary penalty, if any, may be material to the Company’s results of operations in the period in which it is imposed.

On May 31, 2004, TIH consummated its merger with ITXC. ITXC has been subject to various legal proceedings relating to claims arising in the ordinary course of business. The following are legal proceedings pending against ITXC.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

On April 14, 2004, Acceris Communications Technologies, Inc. commenced a patent infringement suit in the United States District Court of the District of New Jersey, against ITXC Corp., alleging that ITXC’s VoIP services and systems infringe Acceris’ U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” A responsive pleading has been filed and discovery commenced. On May 7, 2004, ITXC filed a lawsuit against Acceris for infringement of a number of ITXC’s VoIP patents. The suit alleged infringement of five of ITXC’s United States Patents, numbers 5,889,774, 6,026,087, 6,404,864, 6,628,760 and 6,661,878, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network(PSTN). On July 6, 2004, the Court rejected Acceris’ initial motion to dismiss ITXC’s case based upon alleged failure to conduct an adequate precomplaint investigation. The Company intends to vigorously defend against the allegations of infringement in that case and believes it has substantial defenses to them. However, an adverse result in this litigation could either result in injunctive relief precluding all or a portion of ITXC’s VoIP activity or materially impact the Company’s revenue and profitability. Litigation of such matters may require significant management and financial resources of the Company and adverse outcomes in such lawsuits could materially adversely affect our financial condition or operating results.

A complaint was filed on February 24, 2004 as a class action suit in New Jersey Superior Court naming ITXC Corp. and directors Tom Evslin, Edward Jordan, Frank Gill and Fred Wilson as defendants, which has now been settled and which settlement has now been approved by the Court in its October 14, 2004 Final Order and Judgement (the “Final Order and Judgement”). Two claims had been asserted against the individual defendants, one for breach of fiduciary duty and the other for breach of the duty of candor. Although ITXC was identified as a defendant, no cause of action was asserted against ITXC . The action sought to enjoin the stockholders’ meeting to approve ITXC’s proposed merger with Teleglobe until certain alleged deficiencies in the proxy statement had been cured and sought to permanently enjoin the consummation of the merger. No motion for a preliminary injunction was ever filed and the stockholders’ meeting was held and the merger completed. On June 22, 2004, the defendants entered into a stipulation of settlement with plaintiff’s counsel. On July 26, 2004, the Court ordered that notice of the settlement be provided to all putative class members who were record holders as of March 31, 2004, and that a final settlement hearing be held on October 14, 2004, which has now been conducted. At that hearing the Court and the Final Order and Judgement, gave final approval of the settlement. Under the settlement stipulation, the defendants expressly deny and do not admit liability or any improper conduct of any kind. Consistent with the parties’ agreement, the Court has granted plaintiffs’ counsel’s request for $145,000 in attorneys’ fees for the plaintiff’s counsel. No other payment is required from ITXC, the Company or any of the individual defendants except the costs of printing and mailing the notice to shareholders. Management has accrued its best estimate in its accrued liabilities.

On May 23, 2000, Connectel, LLC, had filed suit against ITXC in the United States District Court for the Eastern District of Pennsylvania. Connectel alleged in its complaint that ITXC infringed on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also sought unspecified damages. On June 9, 2004, the Court entered an Order dismissing Connectel’s complaint in its entirety with prejudice. No compensation was paid. Thereafter, only ITXC’s counterclaim seeking a declaration that Connectel’s patent was invalid, as well as certain other relief, remained in the lawsuit. On June 18, 2004, the Court entered an Order dismissing the remainder of the case pursuant to a settlement reached between the parties. The Order is now final.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

ITXC and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits commenced in 2001. The lawsuits allege, among other things, that, in connection with ITXC’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place with respect to ITXC and the other issuer defendants. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The issuer defendants, their insurance carriers and the plaintiffs have negotiated a settlement pursuant to which the insurance carriers would fund any monetary consideration, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. If approved by the court, under the terms of the proposed settlement, ITXC would be dismissed from the litigation with prejudice and should neither have future liability to plaintiffs nor incur any significant expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated and Combined Financial Statements, the related Notes to Consolidated and Combined Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registration Statement filed with the Commission on April 30, 2004 and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, (i) uncertainties inherent in the merger with ITXC, including but not limited to, the integration effort and retention of key employees, customers and suppliers through the merger process; the inability to capture anticipated synergies; the existence of undisclosed or unanticipated contingent liabilities; and the risk that the Company may not be able to effectively execute its business plan and (ii) other risks, including the volatile and competitive environment for telecommunications; changes in domestic and foreign economic, market and regulatory conditions; the inherent uncertainty of financial estimates and projections; uncertainty inherent in litigation; unanticipated technological difficulties; the risk that the Company may not be able to access sufficient capital; the creditworthiness of and relationship with our customers; the Company’s debt level and the inherent lack of flexibility resulting therefrom; future transactions; risks inherent in being subject to significant regulation; and other considerations described as “Risk Factors” in the Registration Statement. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Presentation

The historical financial information and the unaudited financial statements to which the following discussion relates for the three and six months ended June 30, 2004 and for the month of June 2003, which we refer to as the “Successor Financial Statements,” are the consolidated financial statements of Teleglobe International Holdings Ltd for such period. The Successor Financial Statements reflect the assets, liabilities and businesses acquired from Old Teleglobe on May 30, 2003, as discussed in detail in the Registration Statement.

The financial information for the two months ended May 30, 2003 and for the five months ended May 30, 2003, which we refer to as the “Predecessor Financial Statements,” are derived from the books and records of Old Teleglobe, from which we purchased certain assets, liabilities and businesses. The “Predecessor” represents the Telecommunications Group of Old Teleglobe that consisted solely of the voice, data, Internet and wireless roaming services businesses and includes the portions of such businesses not acquired.

The results of operations contained in the unaudited financial statements for the two months ended May 30, 2003 and for the five months ended May 30, 2003 for the Predecessor and the unaudited financial statements for the three and six months ended June 30, 2004 for the Successor are results of operations for such interim periods and are not necessarily indicative of the results to be expected for an entire year or for any other period.

Overview

We are a global telecommunications company providing a range of international and domestic telecommunications services on a wholesale basis. We categorize our products and services into three primary groups: voice, data and value-added services. The following table summarizes our key service offerings:

Sample Service Offering
Voice – Transport Services
International Switched Transit
Virtual Transit
Premium Virtual Transit
VoIP services
Data – Transport Services
IP Transit (Local and International Internet Access)
DVB/IP Satellite Access
International Private Leased Circuits
Hard Patched Transit
Broadcast
Indefeasible Rights of Use
Value-Added Services
Mobile Global Roaming and Signaling
Network Management
Multi-Point Access
International Toll-Free
Inbound collect

Revenue Drivers

Our revenues are impacted by the following factors:

•	with respect to our voice transport revenues, complete dependence upon voice traffic volume;

•	with respect to our data transport revenues in the second quarter of 2004, approximately 14% of data transport revenue is dependent on data traffic volume with the remainder of such revenues subject to fixed pricing arrangements;

•	the rate and terms of contractual renewals;

•	our ability to satisfy or exceed service level agreements in customer contracts;

•	the rate of usage of our global roaming, ITFS (international toll free services) and inbound collect services;

•	pricing pressures resulting from competitive market conditions; and

•	the commercial provisions of the Bell (BCE) Agreement.

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

In the three months ended June 30, 2004, approximately 70% and 30% of our revenue was generated through net settlement and traditional settlement, respectively.

Critical Trends; Performance Drivers

Price Erosion

Throughout the late 1990’s, the number of companies deploying and managing international fiber optic networks for the provision of voice and data transport services increased dramatically, fueled by expectations for substantial increases in demand as well as investor optimism. The resulting oversupply, coupled with competition among suppliers, has resulted in transport and capacity prices plummeting. Although the price for data transport is highly variable as a function of geography and transport system, according to industry sources the price for data transport has declined due to overcapacity and intense competition. Our average revenue per minute, or ARPM, for international voice traffic has decreased significantly per year since the beginning of 2000, as price erosion has been offset to some extent by favorable product mix. We have continued to experience price erosion in 2004 and anticipate this trend to continue.

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

The Company believes the following critical accounting policies apply to and affect significant judgments and estimates used in the preparation of its Consolidated and Combined Financial Statements:

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

Results of Operations - Comparison of the Three Months Ended June 30, 2004 and 2003 and the Six Months Ended June 30, 2004 and 2003

Set forth below is a description of the results of operations derived from the Successor financial statements for the three and six months ended June 30, 2004 and for the month ended June 30, 2003. These results include only the results of operations arising from the purchase of certain businesses from Old Teleglobe. The discussion below sets forth the results of operations derived from the Predecessor financial statements for the five months ended May 30, 2003 and the two months ended May 30, 2003 consisting of all businesses owned by Old Teleglobe. For purpose of comparing periods, the June 2003 monthly results of the Successor have been grouped with the Predecessor financial statements for the five months ended May 30, 2003 and two months ended May 30, 2003 by mathematically adding the relevant periods without making any adjustments. The results of operations for the three and six months ended June 30, 2003 would have been different if the entire periods were part of the Successor. The results of ITXC are included in the consolidated results of operations as of June 1, 2004.

Non-GAAP Financial Data (Unaudited)

We are presenting EBITDA (earnings before interest, taxes, depreciation and amortization) because management considers it an important supplemental measure of our performance and believes that it is frequently used by interested parties in the evaluation of companies in our industry, in particular in connection with offerings of debt securities. However, EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to our company to invest in its business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA only supplementally.

Adjusted EBITDA is a further supplemental measure of our performance. We compute Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items that management does not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

EBITDA (earnings before interest, taxes, depreciation and amortization)

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2004	2003	2004	2003
Net (loss) income	$(3,776)	$(800)	$(1,296)	$(27,698)
Add:
Interest, net	3,821	615	6,210	713
Income taxes	(2,345)	16	(2,197)	16
Depreciation	5,729	7,498	10,241	16,530
Amortization expense	1,339	156	2,359	156

EBITDA	$4,768	$7,485	$15,317	$(10,283)
Add:
Reorganization charges	—	9,931	—	34,155

ADJUSTED EBITDA	$4,768	$17,416	$15,317	$23,872

Revenues

The following table presents revenues derived from each product group and other relevant revenue-related information for the periods indicated.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	Successor	Successor/ Predecessor	Successor	Successor/ Predecessor
Revenues per line of business (in millions of U.S. dollars)
Voice – transport	$183	$148	$349	$320
Data – transport	26	32	54	70
Value - added services	22	21	42	41

Total	$231	$201	$445	$431

Total revenues excluding BCE revenues	$211	$155	$403	$310

Minutes of traffic (in millions)
Voice – transport	2,444	1,752	4,536	3,610
Other	53	59	102	121

Total	2,497	1,811	4,638	3,731

Average voice revenue per minute	$0.075	$0.085	$0.077	$0.089
Percentage of revenues from BCE	8.7%	22.9%	9.4%	28.1%
Number of customers at period-end	1,328	1,030	1,328	1,030

Geographic distribution of revenues
Asia	9%	10%	9%	10%
Canada	11%	23%	12%	28%
Europe	28%	26%	29%	24%
USA	35%	32%	34%	28%
Latin America	4%	5%	5%	5%
Other	13%	4%	11%	5%

Total	100%	100%	100%	100%

[1]	BCE (Bell Canada Enterprises) is Canada’s largest telecommunications company.

Predecessor revenue includes portions of the Predecessor business not acquired by Successor and may not be directly comparable. Total revenues excluding revenues from Bell Canada increased by $56 million or 36% in the current quarter as compared to the second quarter of 2003. For the six months ended June 30, 2004, total revenues excluding revenues from Bell Canada increased by $93 million or 30% from the six months ended June 30, 2003. The revenues generated from Bell Canada decreased due to the renegotiated volume and pricing arrangements as discussed above. The increase in revenues, excluding the Bell revenue, mainly results from the inclusion of $24 million of revenue generated by ITXC in the month of June 2004. The remaining increase in revenues is partially due to an increasingly diverse customer base of Teleglobe (excluding ITXC). The number of customers at current quarter-end represents an increase of 298, including customers obtained through the merger with ITXC, as compared to the comparable period in 2003.

Revenue generated from voice transport services increased by approximately $34.6 million or 23.4% during the quarter ended June 30, 2004 as compared to the three months ended June 30, 2003. During the six months ended June 30, 2004, voice transport revenue increased by $29.3 million or 9.2% from the six months ended June 30, 2003. The increase is mainly due to the inclusion of ITXC revenue for the month of June 2004 and by an increase in minutes of traffic carried. Minutes of traffic carried increased mainly due to a network expansion in Europe and significant market penetration in the USA. Including 358 million minutes generated by ITXC in the month of June 2004, minutes of traffic carried in the current quarter versus the same quarter in 2003 increased by 39% and by 26% in the six months ended June 30, 2004 versus the six months ended June 30, 2003. The increase in revenue was partially offset by the current competitive pricing trends in the telecommunication industry and a scheduled decrease in volume and price adjustment under the Bell Contract.

During the quarter ended June 30, 2004, the average voice revenue per minute was approximately $0.075 per minute, as compared with $0.085 per minute during the quarter ended June 30, 2003. The year over year average voice revenue per minute decreased in the current period to $0.077 for the six months ended June 30, 2004 from $0.089 for the six months ended June 30, 2003. The decrease in average revenue per minute is primarily attributable to changes in our route destination mix, repricing of Bell services and to an overall decline in rates experienced in telecommunications over the past year.

Data service revenue decreased by approximately $5.6 million or 17.7% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. On a yearly basis, data service revenue decreased by $15.3 million or 21.9% for the six months ended June 30, 2004 versus the six months ended June 30, 2003. The decline is in large part a result of cancellation of customer contracts due to uncertainty with Old Teleglobe’s asset sale as well as the repricing of contracts upon renewal as a result of ongoing price competition. These declines were partially offset by increased traffic volumes billed to retained customers. During Old Teleglobe’s bankruptcy, the Predecessor experienced difficulty in signing up new data customers, which led to a decline in data revenues as existing contracts terminated during the five months ended May 30, 2003.

Revenue generated from value added services increased by $0.9 million or 4.2% in the current quarter from the second quarter of 2003 and by $0.6 million or 1.4% for the year-to-date period ended June 30, 2004 as compared to the comparable period of 2003. We experienced increases in signaling services in the current periods, offset by a volume decline in other value added services primarily from operations that were eliminated during the restructuring of the Predecessor and by price erosion resulting from competition by new entrants into the mobile global roaming services market.

Operating Expenses

The following table outlines operating costs as a percentage of revenue for the periods indicated.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(Successor)	(Predecessor/ Successor)	(Successor)	(Predecessor/ Successor)
Total operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Telecommunication	73.4%	68.5%	72.7%	69.6%
Network, exclusive of depreciation (shown below)	10.4%	15.0%	10.7%	15.0%
Selling, general and administrative exclusive of, bad debt expense, depreciation, amortization and restructuring charges (shown below)	14.0%	10.8%	13.0%	11.3%
Bad debt (recovery) expense	0.2%	0.4%	(0.1)%	0.9%
Depreciation	2.5%	3.7%	2.3%	3.8%
Amortization of intangible assets	0.6%	0.1%	0.5%	—
Restructuring charges	—	—	0.2%	—
Foreign exchange loss (gain)	(0.1)%	(3.7)%	0.1%	(2.4)%

Total operating expenses as a percentage of revenues	101.0%	94.8%	99.4%	98.2%

Telecommunication expense

Telecommunication expense during the three and six months ended June 30, 2004 increased by approximately $31.9 million or 18.8% and $23.9 million or 7.4% respectively, from the same periods in 2003 primarily as a result of the inclusion of ITXC’s telecommunication expenses for the month of June 2004. The increase was partially offset by the termination of our mobile global roaming joint venture agreement with Comfone and lower voice termination costs reflecting benefits from price deflation. At the time of the Acquisition, management had decided to terminate the Comfone agreement and recorded its best estimate of the fair value of the termination payment as an unfavorable contract in the purchase price allocation. Accretion of the liability to reflect the amounts payable are recorded as interest expense. As a percentage of revenue, telecommunication expense increased during the three and six months ended June 30, 2004 as compared to the prior year periods mainly due to an unfavorable mix of voice transport destinations with lower average margin per minute.

Network expense

Network expense decreased by approximately $6.1 million or 25.4% in the second quarter of 2004 compared to the second quarter of 2003. For the six months ended June 30, 2004, network expense decreased by $16.9 million or 35.4% from the comparable period in 2003. The decrease is mainly due to the cancellation of access circuits no longer required as a result of the terminated contracts and the rejection of network contracts determined to be unprofitable. Further decreases resulted from ongoing contract renegotiations with our suppliers. The decreases were partially offset by the inclusion of ITXC’s network expenses for the month of June 2004.

Network expense as a percentage of revenue decreased in the current quarter as compared to the same quarter in 2003 and for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The percentage decrease is a function of the decrease in expenses while revenues increased for the same comparative periods.

Selling, General and Administrative expenses

Selling, general and administrative (SG&A) expense has increased by approximately $10.5 million or 32.7% in the second quarter of 2004 compared to the second quarter of 2003 and by $9.1 million or 15.7% in the six months ended June 2004 as compared to the six months ended June 30, 2003. The increase is mainly due to professional services related to ITXC integration and public company requirements, other ITXC integration costs and the inclusion of ITXC’s SG&A expense for the month of June 2004. Furthermore, SG&A expense was adversely affected by the decline in value of the US dollar as compared to the Canadian dollar from the 2003 periods to the 2004 periods, resulting in an increase in our Canadian dollar expenses. The overall increase in SG&A expenses in 2004, is partially offset by the inclusion of costs in the five months ended May 30, 2003 relating to certain operations of the Predecessor that were not acquired by the Successor. The integration of ITXC is currently underway and once complete is expected to provide significant synergies resulting in a decreased cost base.

Bad debt expense

The bad debt recovery of $0.6 million for the six months ended June 30, 2004 is due to ongoing collection efforts to collect accounts which were previously identified as doubtful accounts. Our current stringent credit review practices are contributing to the Company’s ability to decrease bad debt expense. The bad debt expense of $3.8 million recorded in the six months ended June 30, 2003 reflects the inability of the Predecessor to effectively collect outstanding accounts in its liquidating international entities resulting from Old Teleglobe’s bankruptcy proceedings.

Similarly, bad debt expense in the second quarter of 2004 decreased by $0.4 million from the same quarter in 2003.

Foreign Exchange Gain (Loss)

The foreign exchange loss of $0.3 million for the six months ended June 30, 2004 and the foreign exchange gain of $0.2 million for the three months ended June 30, 2004 are a function of the effect of fluctuations in the Canadian dollar, Euro, British Pound and other currencies versus US Dollar on the assets and liabilities of the Company and of a $1.7 million translation gain related to prior periods. The Company’s reporting currency is the US dollar, however, the Company transacts business in several different currencies.

The foreign exchange gains recorded in the 2003 periods presented are primarily due to the increase in value of the Canadian dollar and Euro-denominated accounts receivable and cash balances.

Restructuring expense

During the six months ended June 30, 2004, the Company reduced its workforce by 15 people. As a consequence, the Company incurred restructuring costs in the amount of $893,000 consisting of severance.

Amortization expense

Amortization expense in the current quarter increased by $1.2 million or 88.3% from the same quarter in 2003. For the six months ended June 30, 2004, amortization expense increased by $2.2 million or 93.4% as compared to the six months ended June 30, 2003. The increase is due to intangible assets recorded in connection with the Acquisition and the merger with ITXC Corp. The Predecessor did not have any intangible assets recorded at May 30, 2003.

Depreciation expense

Depreciation expense decreased by $1.8 million or 30.9% in the current quarter versus the comparable quarter in 2003 mainly due to the lower carrying value basis in the assets of the Successor resulting from the application of purchase accounting. The decrease was partially offset by the inclusion of ITXC’s depreciation expense for the month of June 2004. Similarly, for the six months ended June 30, 2004, depreciation expense decreased by $6.3 million or 61.4% from the six months ended June 30, 2003.

Other expenses

Interest expense

Interest expense in the current quarter increased by approximately $3.2 million from the second quarter of 2003. The increase is mainly due to $2.8 million accretion of the Comfone liability to the amounts expected to be paid. The joint venture agreement, acquired as part of the acquisition of the Predecessor, was terminated January 2003, requiring the Company to pay Comfone A.G. its share of any cash derived from the mobile global roaming business until the end of fiscal 2004. At the time of the Acquisition, management recorded its best estimate of the fair value of the termination payment as an unfavorable contract in the purchase price allocation. The remainder of the increase is due to the interest expense related to the senior notes issued in connection with the ITXC merger. Similarly, for the six months ended June 30, 2004, interest expense increased by $5.5 million from the six months ended June 30, 2003.

Income taxes

The tax recovery of $2.2 million for the six months ended June 30, 2004 is due to current tax recoveries of $1.8 million plus deferred tax recovery of $0.4 million. The current tax recovery of $1.8 million is primarily due to a $2.1 million tax receivable resulting from the carry back of losses incurred by the US entity in the six months ended June 30, 2004 to offset taxable income reported in 2003, offset mainly by $0.2 million for taxes in the Netherlands. The deferred tax recovery of $0.4 million is the result of recording $7.0 million in deferred income tax assets of which $1.3 million relates to a prior period, and to net operating losses and other temporary differences in recognizing assets and liabilities for financial reporting and tax purposes, offset by a valuation allowance reserve of $6.6 million in respect to the deferred income tax assets resulting both from net operating losses and other temporary differences.

Due to the different corporate structure of the Predecessor and the Predecessor’s bankruptcy proceeding, no meaningful comparison can be made to the 2003 periods presented.

Liquidity and capital resources

Cash flow from operations

The Successor generated negative cash flow from operating activities for the six months ended June 30, 2004 of $12.1 million. This cash flow includes cash outflows totaling $2.2 million to settle pre-Acquisition obligations that were assumed by the Successor pursuant to acquired contracts, annual bonus payments of $6.4 million and payments for professional services in the approximate amount of $ 9.2 million. A significant portion of the payment of professional services was in connection with the acquisition of ITXC.

Investing Activities

The purchases of property and equipment in the six months ended June 30, 2004, consist of network upgrades, interconnection capacity needs and ITXC related purchases. We currently estimate that our capital expenditures will be approximately $40.0 million in fiscal 2004 including expenditures related to ITXC.

Financing Activities

The negative $4.5 million in financing activities relates to the retirement of the preferred shares and the related dividend payment offset by the issuance of senior notes, all related to the consummation of the merger with ITXC.

Liquidity

We believe that our current liquidity and anticipated future cash flows from operations will be sufficient to fund our operations. Our expenditures in 2004 will be primarily attributable to operating expenses, capital expenditures, integration costs associated with the ITXC merger and interest payments. We cannot be certain, however, that additional cash will not be required, particularly if we make significant acquisitions or other investments. The Company exchanged its $95 million preferred shares for $100 million senior notes. The Company is required to make principal repayments of $25 million no later than the second anniversary, $25 million no later than the third anniversary and $50 million no later than May 31, 2008.

Our working capital at June 30, 2004 is in a negative position of $3.0 million versus a negative position of $40.5 million at December 31, 2003. The improvement is mostly related to the inclusion of ITXC’s cash, marketable securities and restricted cash balances as a result of the merger. The settlement process in bilateral operating agreements has permitted the Company to operate successfully with negative working capital. We cannot be certain that these conditions will not change in future periods.

Current economic conditions of the telecommunications and information services industry, combined with our financial position and liquidity, have created potential opportunities for our company to acquire companies or portions of companies at attractive prices. In addition to the ITXC merger, we continuously evaluate these opportunities and could make additional acquisitions in the near term.

The following summarizes TIH’s contractual obligations as of June 30, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Payments Due by Period (amounts in thousands of dollars)
Contractual Obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Operating lease obligations	$158,325	$22,202	$57,613	$22,785	$55,725
Purchase obligations	$8,199	$8,199	$—	$—	$—
Capital lease obligations	$1,208	$421	$787	$—	$—
Senior note obligations	$100,000	$—	$50,000	$50,000	$—
Other long-term liabilities	$2,293	$240	$480	$449	$1,124

Total contractual cash obligations	$270,025	$31,062	$108,880	$73,234	$56,849

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	Over 5 years
Standby letters of credit	$7,419	$5,250	$2,169	$—	$—

Total commercial commitments	$7,419	$5,250	$2,169	$—	$—

We have the obligation to repay principal on the $100 million senior notes entered into simultaneous with the closing of the ITXC acquisition. Principal payments of $25 million will be due no later than May 31, 2006, $25 million no later than May 31, 2007 and $50 million no later than May 31, 2008 in addition to interest expense relating to this loan at 10% per annum plus 1% of the outstanding balance at the end of the first year and 2% of the outstanding balance at the end of the second year.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Teleglobe International Holdings Ltd and its subsidiaries operate internationally and therefore our major market risk exposure is related to foreign currency fluctuations. Due to low levels of floating rate debt, we do not have material market risk exposures related to changes in interest rates. However, the Company is exposed to interest rate risk on its new debt in that it is fixed and accordingly the fair value of the new debt may fluctuate if the interest rate is not commensurate with the market rates. To mitigate foreign currency risks, we may use derivative financial instruments such as forward foreign exchange contracts, foreign currency swap contracts and foreign currency denominated options. The derivative financial instruments are subject to standard credit terms and conditions, financial control management and risk monitoring procedures. However, no such instruments were entered into during the three and six month period ended June 30, 2004.

Item 4. Controls and Procedures

On August 12, 2004, the Company announced that it had identified two issues that had occurred in the seven months ended December 31, 2003 in connection with its financial statements. The issues arose out of the repayment of certain intercompany loans in connection with the refinancing of such loans concurrently with the acquisition of ITXC Corp. on May 28, 2004 and the translation of accounts receivable and accounts payable in foreign currency into U.S. dollars. The Company has determined that, although that no restatement of its financial results is necessary as a result of these issues, the Company required a review of certain internal controls and procedures.

In repaying the intercompany loans on May 28, 2004, the Company determined that it had failed to identify a change in currency from US Dollars to Euros.

In order to further strengthen its internal controls, the Company has determined to require implementation of the following formal policy in connection with agreements:

1.	Any agreements and their amendments not made in the ordinary course, including all agreements between related companies, should be endorsed for review by the Controller and Tax departments prior to execution by the officers. A contract review sheet should be utilized upon which the endorsers will indicate who should get an “Action Copy” of the agreement after execution.

2.	An “Action Copy” of all such agreements and their amendments shall be distributed to all parties who need to take action, including Controller, Treasurer, Legal, and any other relevant group as soon as the agreements are executed.

3.	The Company’s legal department should keep all agreements and all amendments logging them into a database with the date of receipt of each document. Users of these agreements should have access to this database.

Because the Company’s implementation of enhanced software system tools to strengthen the automation of its translation adjustment processes led to the discovery of the issue relating to foreign currencies translation, the Company’s management determined that no additional procedures were needed other than the use of the new system tool.

The Company will continue to evaluate the effectiveness of its controls and procedures on an ongoing basis and will implement further actions as necessary in its continuing efforts to strengthen the control process.

Evaluation of Disclosure Controls and Procedures.

The Company has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to senior managers responsible for disclosure by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Executive Officer and Chief Financial Officer, to monitor and evaluate these disclosure controls and procedures. The Audit Committee of the Board also has reviewed the report of the Disclosure Committee. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the second quarter of 2004 as a result of the failure to identify the change in currency on certain intercompany loans. Based on that evaluation, the Company has adopted the additional procedures described above. The Chief Executive Officer and Chief Financial Officer believe that, with the additional procedures in place, the Company’s disclosure controls and procedures are and will be effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes to Internal Control over Financial Reporting.

Other than as described above, there have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings

In the normal course of operations, the Company may become involved in various claims and litigation.

On August 16, 2004, Teleglobe announced that after the merger with ITXC was consummated, as part of its normal ongoing review of ITXC’s operations in connection with the post-merger integration of the Company and ITXC, the Company had identified and was investigating potential instances of noncompliance with the United States Foreign Corrupt Practices Act (“FCPA”) relating to ITXC’s operations in certain African countries. The Company voluntarily notified the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) of the matter. The Company’s Audit Committee subsequently engaged an outside law firm, Debevoise & Plimpton LLP (“Debevoise”), to investigate the FCPA-related matters. As a result of the investigation, the following individuals are no longer employed by the Company: the Company’s Vice President, Sales-Wireless, formerly the Executive Vice President, Global Sales for ITXC; the Company’s Regional Buyer for Africa, formerly ITXC’s Regional Director for Africa; and Theodore M. Weitz, the Company’s Executive Vice President and General Counsel, formerly Vice President, General Counsel and Secretary of ITXC prior to its merger with Teleglobe.

Debevoise has reported to the Audit Committee that it has completed its investigation with respect to ITXC’s agency agreements and has issued an executive summary report concerning the results thereof to the Audit Committee and the Company’s auditors. The Debevoise report states that its investigation revealed that employees of ITXC do appear to have violated the FCPA and to have committed commercial bribery in connection with certain telecommunications contracts in Africa. Based upon this report, no additional resignations or terminations of officers are expected. Although Debevoise is not aware of any evidence to suggest any FCPA violations or commercial bribery in any of the activities of Teleglobe, other than the instances of noncompliance relating to ITXC’s operations in certain African countries, Debevoise will subsequently conduct an investigation into the agency agreements entered into by Teleglobe in order to confirm that no similar issues exist with respect to Teleglobe’s compliance with the FCPA.

The Company has been cooperating fully with the SEC and the DOJ regarding the matters that have been the subject of Debevoise’s investigation and has periodically briefed representatives of the SEC and DOJ concerning the progress of the investigation. The SEC has advised the Company that it is conducting an informal inquiry into the matter and has requested that Teleglobe provide certain documents to it on a voluntary basis. The Company intends to fully cooperate with the SEC and the DOJ concerning these matters. The Company intends to resolve any potential claims that the SEC or the DOJ may have with respect to these matters as promptly as practicable, but there can be no assurance that a satisfactory resolution of any such claims would be reached. At this time, Teleglobe cannot predict the extent to which the SEC, the DOJ or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. However, based upon the report from Debevoise, the Company has not identified, and does not believe it is likely that, any material adjustment to its financial statements is or will be required in connection with the results of this investigation, although it is possible that a monetary penalty, if any, may be material to the Company’s results of operations in the quarter in which it is imposed.

On May 31, 2004, TIH consummated its merger with ITXC. ITXC has been subject to various legal proceedings relating to claims arising in the ordinary course of business. The following are legal proceedings pending against ITXC.

On April 14, 2004, Acceris Communications Technologies, Inc. commenced a patent infringement suit in the United States District Court of the District of New Jersey, against ITXC Corp., alleging that ITXC’s VoIP services and systems infringe Acceris’ U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” A responsive pleading has been filed and discovery commenced. On May 7, 2004, ITXC filed a lawsuit against Acceris for infringement of a number of ITXC’s VoIP patents. The suit alleged infringement of five of ITXC’s United States Patents, numbers 5,889,774, 6,026,087, 6,404,864, 6,628,760 and 6,661,878, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network (PSTN). On July 6, 2004, the Court rejected Acceris’ initial motion to dismiss ITXC’s case based upon alleged failure to conduct an adequate precomplaint investigation. The Company intends to vigorously defend against the allegations of infringement in that case and believes it has substantial defenses to them. However, an adverse result in this litigation could either result in injunctive relief precluding all or a portion of ITXC’s VoIP activity or materially impact ITXC’s revenue and profitability. Litigation of such matters may require significant management and financial resources of the Company and adverse outcomes in such lawsuits could materially adversely affect our financial condition or operating results.

A complaint was filed on February 24, 2004 as a class action suit in New Jersey Superior Court naming ITXC Corp. and directors Tom Evslin, Edward Jordan, Frank Gill and Fred Wilson as defendants, which has now been settled and which settlement has now been approved by the Court in its October 14, 2004 Final Order and Judgement (the “Final Order and Judgement”). Two claims had been asserted against the individual defendants, one for breach of fiduciary duty and the other for breach of the duty of candor. Although ITXC was identified as a defendant, no cause of action was asserted against ITXC. The action sought to enjoin the stockholders’ meeting to approve ITXC’s proposed merger with Teleglobe until certain alleged deficiencies in the proxy statement had been cured and sought to permanently enjoin the consummation of the merger. No motion for a preliminary injunction was ever filed and the stockholders’ meeting was held and the merger completed. On June 22, 2004, the defendants entered into a stipulation of settlement with plaintiff’s counsel. On July 26, 2004, the Court ordered that notice of the settlement be provided to all putative class members who were record holders as of March 31, 2004, and that a final settlement hearing be held on October 14, 2004, which has now been conducted. At that hearing the Court gave final approval of the settlement. Under the settlement stipulation, the defendants expressly deny and do not admit liability or any improper conduct of any kind. Consistent with the parties’ agreement, the Court has granted plaintiffs’ counsel’s request for $145,000 in attorneys’ fees for the plaintiff’s counsel. No other payment is required from ITXC, the Company or any of the individual defendants except the costs of printing and mailing the notice to shareholders. Management has accrued its best estimate in its accrued liabilities.

On May 23, 2000, Connectel, LLC, had filed suit against ITXC in the United States District Court for the Eastern District of Pennsylvania. Connectel alleged in its complaint that ITXC infringed on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also sought unspecified damages. On June 9, 2004, the Court entered an Order dismissing Connectel’s complaint in its entirety with prejudice. No compensation was paid. Thereafter, only ITXC’s counterclaim seeking a declaration that Connectel’s patent was invalid, as well as certain other relief, remained in the lawsuit. On June 18, 2004, the Court entered an Order dismissing the remainder of the case pursuant to a settlement reached between the parties. The Order is now final.

ITXC and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits commenced in 2001. The lawsuits allege, among other things, that, in connection with ITXC’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place with respect to ITXC and the other issuer defendants. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The issuer defendants, their insurance carriers and the plaintiffs have negotiated a settlement pursuant to which the insurance carriers would fund any monetary consideration, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. If approved by the court, under the terms of the proposed settlement, ITXC would be dismissed from the litigation with prejudice and should neither have future liability to plaintiffs nor incur any significant expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 26, 2004, the Company adopted a share option plan for up to 2,334,125 common shares for key employees and directors. The plan was approved by the shareholders on April 27, 2004. On June 9, 2004, the Board of Directors authorized 1,889,000 stock options of which 919,000 were granted to key employees and directors which vest at a rate of one third per year, subject to earlier vesting in certain circumstances. The options terminate no later than seven years after the grant date. The exercise price for these options is equal to $10.49 per share being the closing price on June 9, 2004.

On May 27, 2004, the Company adopted a conversion equity incentive plan with respect to 1,595,323 common shares in connection with the conversion of outstanding stock options of ITXC that were assumed in the ITXC merger. The plan was approved by the Company’s shareholders on May 27, 2004 by unanimous written consent, prior to the consummation of the ITXC merger.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 26,2004, the Company adopted a share option plan for up to 2,334,125 common shares for key employees and directors. The plan was approved by the Company’s shareholders on April 27, 2004 by unanimous written consent, prior to the consummation of the ITXC merger.

On May 27, 2004, the Company adopted a conversion equity incentive plan with respect to 1,595,323 common shares in connection with the conversion of outstanding stock options of ITXC that were assumed in the ITXC merger. The plan was approved by the Company’s shareholders on May 27, 2004 by unanimous written consent, prior to the consummation of the ITXC merger.

Item 5. Other Information.

On August 11, 2004, the Board of Directors elected Tom Rogers to fill a vacancy as a Class I director, whose term will expire at the annual meeting of shareholders to be held in 2005.

On October 8, 2004, Tom I. Evslin resigned as non-executive Chairman and director of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	Agreement and Plan of Merger, dated as of November 4, 2003, among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.2	Form of Joinder Agreement (Incorporated by reference to Exhibit 2.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2004 among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.4	Subscription Agreement dated as of February 4, 2004, between Teleglobe International Holdings Ltd and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 2.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.1	Memorandum of Association of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.2	Bye-laws of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.1	Contingent Waiver of Rights under the Third Amended and Restated Registration Rights Agreement dated November 4, 2003 between the holders therein and ITXC Corp. (Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.2	Teleglobe Shareholders Agreement dated October 1, 2003 among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.3	Amendment No. 1 to Teleglobe’s Shareholders Agreement, dated March 26, 2004, among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.4	Repurchase Agreement, dated March 26, 2004, among Teleglobe and certain directors and officers party thereto (Incorporated by reference to Exhibit 4.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.5	Form of Note Purchase Agreement between Madeleine L.L.C. and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 4.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.6	Form of Note due May 31, 2008. (Incorporated by reference to Exhibit 4.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.7	Repurchase Agreement dated as of March 26, 2004 among Teleglobe and Gemini Trust. (Incorporated by reference to Exhibit 4.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.8	Teleglobe International Holdings Ltd 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.9	Teleglobe International Holdings Ltd Conversion Equity Incentive Plan (Incorporated by reference to Exhibit 4.9 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.10	Securities Exchange Agreement, dated as of May 27, 2004, among Teleglobe International Holdings Ltd, Teleglobe Bermuda Holdings Ltd and the holders of common shares of Teleglobe Bermuda Holdings Ltd specified therein. (Incorporated by reference to Exhibit 4.10 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.11	Novation Agreement, dated as of May 27, 2004, among Teleglobe Bermuda Holdings Ltd, Teleglobe International Holdings Ltd and TLGB Acquisition Ltd. (as successor to TLGB Acquisition LLC). (Incorporated by reference to Exhibit 4.11 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

10.1	Master Wholesale Pricing and Services Coordinating Agreement dated as of January 1, 2001 among Bell Canada Enterprises and Teleglobe Inc. together with Amendment No. 1 dated June 12, 2003 and Amendment No. 2 dated January 9, 2004 to the Master Wholesale Pricing and Services Coordinating Agreement among Bell Canada Enterprises and Teleglobe Canada ULC (Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.2	Commitment Letter dated February 6, 2004, from Cerberus Capital Management, L.P. as agreed and accepted by Teleglobe International Holdings Ltd (Incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.3	Central Fiber Optic Network Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.4	Eastern Ring Fiber Optic Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.5	Construction and Maintenance Agreement dated as of December 11, 1997 between Teleglobe America Inc. and China-US Cable Network (Incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.6	Construction and Maintenance Agreement dated as of July 31, 1998 between Teleglobe America Inc. and Japan-US Cable Network (Incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.7	CANTAT-3 Submarine Cable System Construction and Maintenance Agreement among the parties listed therein. (Incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.8	Asia Pacific Cable Network 2, Part 1, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.9 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.9	Asia Pacific Cable Network 2, Part 2, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.10	Intelsat Novation Agreement dated as of July 18, 2001 among INTELSAT, Intelsat U.K., Ltd. and Teleglobe Inc. (Incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.11	Capacity Purchase Agreement dated as of March 31, 2001 between Williams Communications, Inc. and Teleglobe USA Inc. together with Amendment No.1 dated May 2, 2001 and Amendment No. 2 dated October 25, 2001. (Incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.12	Master Wholesale Agreement, dated as of August 15, 2002 among Teleglobe Inc., Teleglobe USA Inc. and BCE Nexxia Inc. (Incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.13	Order for Capacity Lease Agreement dated as of July 23, 2002 between Teleglobe Inc. and Tyco Global Networks AG together with amendments dated April 4, 2003 and January 1, 2004. (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.14		Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Gerald Porter Strong (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.15		Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Gerald Porter Strong (Incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.16		Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Richard Willett (Incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.17		Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Richard Willett (Incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.18		Letter Agreement, dated November 21, 2003, from Teleglobe to Brian Fitzpatrick, as accepted (Incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.19		Letter Agreement, dated May 28, 2004, from Teleglobe International Holdings Ltd to Theodore Weitz, as accepted. (Incorporated by reference to Exhibit 10.19 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

10.20		Letter Agreement, dated May 28, 2004, from Teleglobe America Inc. to Theodore Weitz, as accepted (Incorporated by reference to Exhibit 10.20 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

(b) The registrant submitted two Current Reports on Form 8-K during the quarter ended June 30, 2004. Information regarding the items reported on is as follows:

Date	Matter Reported on
June 1, 2004	Disseminated a press release dated June 1, 2004 related to the merger between TIH and ITXC Corp. (disclosure under item 2 and 7)

June 17, 2004	Disseminated a press release and conference call material dated June 15, 2004 related to first quarter 2004 results of operations (disclosure under item 12)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

By:	/s/ RICHARD WILLETT
Richard Willett Chief Financial Officer and Executive Vice President (principal financial officer and duly authorized officer)

Dated: October 15, 2004

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 4, 2003, among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.2	Form of Joinder Agreement (Incorporated by reference to Exhibit 2.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2004 among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.4	Subscription Agreement dated as of February 4, 2004, between Teleglobe International Holdings Ltd and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 2.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.1	Memorandum of Association of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.2	Bye-laws of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.1	Contingent Waiver of Rights under the Third Amended and Restated Registration Rights Agreement dated November 4, 2003 between the holders therein and ITXC Corp. (Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.2	Teleglobe Shareholders Agreement dated October 1, 2003 among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.3	Amendment No. 1 to Teleglobe’s Shareholders Agreement, dated March 26, 2004, among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.4	Repurchase Agreement, dated March 26, 2004, among Teleglobe and certain directors and officers party thereto (Incorporated by reference to Exhibit 4.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.5	Form of Note Purchase Agreement between Madeleine L.L.C. and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 4.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.6	Form of Note due May 31, 2008. (Incorporated by reference to Exhibit 4.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.7	Repurchase Agreement dated as of March 26, 2004 among Teleglobe and Gemini Trust. (Incorporated by reference to Exhibit 4.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.8	Teleglobe International Holdings Ltd 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.9	Teleglobe International Holdings Ltd Conversion Equity Incentive Plan (Incorporated by reference to Exhibit 4.9 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.10	Securities Exchange Agreement, dated as of May 27, 2004, among Teleglobe International Holdings Ltd, Teleglobe Bermuda Holdings Ltd and the holders of common shares of Teleglobe Bermuda Holdings Ltd specified therein. (Incorporated by reference to Exhibit 4.10 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.11	Novation Agreement, dated as of May 27, 2004, among Teleglobe Bermuda Holdings Ltd, Teleglobe International Holdings Ltd and TLGB Acquisition Ltd. (as successor to TLGB Acquisition LLC). (Incorporated by reference to Exhibit 4.11 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

10.1	Master Wholesale Pricing and Services Coordinating Agreement dated as of January 1, 2001 among Bell Canada Enterprises and Teleglobe Inc. together with Amendment No. 1 dated June 12, 2003 and Amendment No. 2 dated January 9, 2004 to the Master Wholesale Pricing and Services Coordinating Agreement among Bell Canada Enterprises and Teleglobe Canada ULC (Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.2	Commitment Letter dated February 6, 2004, from Cerberus Capital Management, L.P. as agreed and accepted by Teleglobe International Holdings Ltd (Incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.3	Central Fiber Optic Network Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.4	Eastern Ring Fiber Optic Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.5	Construction and Maintenance Agreement dated as of December 11, 1997 between Teleglobe America Inc. and China-US Cable Network (Incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.6	Construction and Maintenance Agreement dated as of July 31, 1998 between Teleglobe America Inc. and Japan-US Cable Network (Incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.7	CANTAT-3 Submarine Cable System Construction and Maintenance Agreement among the parties listed therein. (Incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.8	Asia Pacific Cable Network 2, Part 1, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.9 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.9	Asia Pacific Cable Network 2, Part 2, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.10	Intelsat Novation Agreement dated as of July 18, 2001 among INTELSAT, Intelsat U.K., Ltd. and Teleglobe Inc. (Incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.11	Capacity Purchase Agreement dated as of March 31, 2001 between Williams Communications, Inc. and Teleglobe USA Inc. together with Amendment No.1 dated May 2, 2001 and Amendment No. 2 dated October 25, 2001. (Incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.12	Master Wholesale Agreement, dated as of August 15, 2002 among Teleglobe Inc., Teleglobe USA Inc. and BCE Nexxia Inc. (Incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.13	Order for Capacity Lease Agreement dated as of July 23, 2002 between Teleglobe Inc. and Tyco Global Networks AG together with amendments dated April 4, 2003 and January 1, 2004. (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.14	Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Gerald Porter Strong (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.15	Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Gerald Porter Strong (Incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.16	Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Richard Willett (Incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.17	Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Richard Willett (Incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.18	Letter Agreement, dated November 21, 2003, from Teleglobe to Brian Fitzpatrick, as accepted (Incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.19	Letter Agreement, dated May 28, 2004, from Teleglobe International Holdings Ltd to Theodore Weitz, as accepted. (Incorporated by reference to Exhibit 10.19 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

10.20	Letter Agreement, dated May 28, 2004, from Teleglobe America Inc. to Theodore Weitz, as accepted (Incorporated by reference to Exhibit 10.20 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith