Form 10-Q
period 2004-09-30
TELEGLOBE INTERNATIONAL HOLDINGS LTD
filed 2004-11-12
CIK 1278739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At November 1, 2004, there were 38,985,663 shares of Common Stock, par value $.01 per share, outstanding.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet (Successor) as of September 30, 2004 and December 31, 2003 (Unaudited)	1

	Consolidated Statement of Operations (Successor) for the Three Months Ended September 30, 2004 and Three Months Ended September 30, 2003 (Unaudited)	2

	Consolidated Statement of Operations (Successor) / Combined Statement of Operations (Predecessor) for the Nine Months Ended September 30, 2004, Four Months Ended September 30, 2003 and Five Months Ended May 30, 2003 (Unaudited)	3

	Consolidated Statement of Cash Flows (Successor) / Combined Statement of Cash Flows (Predecessor) for the Nine Months Ended September 30, 2004, Four Months Ended September 30, 2003 and Five Months Ended May 30, 2003 (Unaudited)	4

	Consolidated Statement of Stockholders’ Equity (Successor) (Unaudited)	5

	Notes to Consolidated Financial Statements (Successor) and Combined Financial Statements (Predecessor) (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	28

Item 4.	Controls and Procedures	28

Part II. Other Information

Item 1.	Legal Proceedings	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signatures		34

i

PART I - Financial Information

Item 1. Financial Statements

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Balance Sheet (Successor)

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$21,465	$35,279
Marketable securities	3,342	—
Accounts receivable, (net of allowance for doubtful accounts of $34,122 at September 30, 2004 and $34,295 at December 31, 2003)	207,519	163,804
Prepaid assets	5,086	4,689
Other current assets	6,457	3,702
Restricted cash	6,719	—

Total current assets	250,588	207,474

Property and equipment, (net of accumulated depreciation of $20,487 at September 30, 2004 and $6,743 at December 31, 2003)	145,355	121,839
Prepaid pension asset	19,072	19,838
Other long-term assets	4,344	4,254
Intangible assets, (net of accumulated amortization of $5,411 at September 30, 2004 and $1,072 at December 31, 2003)	32,810	10,352
Goodwill	97,947	—

Total assets	$550,116	$363,757

Accounts payable and accrued liabilities	$248,918	$234,340
Employee related payables	13,362	10,425
Current portion of capital lease obligations	730	—
Current portion of deferred revenue	4,199	3,214

Total current liabilities	267,209	247,979

Deferred revenue	9,047	10,298
Deferred income tax liability	439	766
Long-term portion of capital lease obligations	221	—
Other long-term liabilities	2,776	2,456
Senior notes payable	100,000	—

Total non-current liabilities	112,483	13,520

Commitments and contingencies

Class A redeemable preferred stock (95,000 shares authorized, issued and outstanding, par value $0.01, liquidation preference of $1,000 per share plus any accrued or unpaid dividends)-parent company	—	95,000
Common stock (38,985,663 shares at September 30, 2004 and 28,106,757 shares at December 31, 2003 issued and outstanding and 400,000,000 shares authorized at September 30, 2004 and 28,106,757 shares authorized at December 31, 2003, par value $0.01)	390	281
Additional paid-in capital	191,653	12,194
Deferred compensation expense	(57)	—
Accumulated other comprehensive loss	(60)	—
Accumulated deficit	(21,502)	(5,217)

Total stockholders’ equity	170,424	7,258

Total liabilities and stockholders’ equity	$550,116	$363,757

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Operations (Successor)

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Telecommunication revenues	$276,789	$212,265

Operating expenses
Telecommunication	208,322	146,304
Network, exclusive of amortization and depreciation shown below	23,379	26,872
Selling, general and administrative, exclusive of stock based compensation expense, bad debt expense, depreciation and amortization shown below	39,992	23,092
Stock based compensation expense	15	7,475
Bad debt expense	620	515
Depreciation	7,947	4,630
Amortization of intangible assets	1,981	467
Foreign exchange (gain) loss	(233)	2,573

Total operating expenses	282,023	211,928
Interest expense	6,391	518
Interest income, other income and other expense	(429)	(302)

Total expenses	287,985	212,144

(Loss) income before income taxes	(11,196)	121
Income tax recovery	(165)	(16)

Net (loss) income	$(11,031)	$137

Preferred stock dividends	—	(2,375)

Net loss attributable to common stockholders	$(11,031)	$(2,238)

Basic loss per share	$(0.28)	$(0.08)

Weighted average common shares used in computation of basic loss per share	38,985,663	28,106,757

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Operations (Successor) /

Combined Statement of Operations (Predecessor)

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2004	Four Months Ended September 30, 2003	Five Months Ended May 30, 2003
Operating revenues
Telecommunication	$721,984	$281,525	$256,263
Telecommunication revenues from related parties	—	—	105,105

Total operating revenues	$721,984	$281,525	$361,368

Operating expenses
Telecommunication	532,048	194,644	245,207
Telecommunication-paid to related party	—	—	6,238
Network, exclusive of amortization and depreciation shown below	71,181	36,513	55,096
Selling, general and administrative, exclusive of stock based compensation expense, bad debt expense, depreciation, amortization and restructuring charges shown below	97,803	30,857	40,948
Stock based compensation expense	20	7,475	—
Bad debt expense	30	687	3,656
Depreciation	18,188	6,123	15,037
Amortization of intangible assets	4,340	623	—
Restructuring charges	893	—	—
Foreign exchange loss (gain)	73	1,657	(9,478)

Total operating expenses	724,576	278,579	356,704
Interest expense	12,810	730	501
Interest income, other income and other expense	(713)	(215)	—

Total expenses	736,673	279,094	357,205

(Loss) income before reorganization items and income taxes	(14,689)	2,431	4,163
Reorganization items, net	—	—	34,155

(Loss) income before income taxes	(14,689)	2,431	(29,992)
Income tax recovery	(2,362)	—	—

Net (loss) income	$(12,327)	$2,431	$(29,992)

Preferred stock dividends	(3,958)	(3,167)

Net loss attributable to common stockholders	$(16,285)	$(736)

Basic loss per share	$(0.49)	$(0.03)

Weighted average common shares used in computation of basic loss per share	32,941,710	28,106,757

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Cash Flows (Successor) /

Combined Statement of Cash Flows (Predecessor)

(amounts in thousands of United States Dollars)

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2004	Four Months ended September 30, 2003	Five Months Ended May 30, 2003
Cash flows from operating activities
Net (loss) income	$(12,327)	$2,431	$(29,992)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	22,528	6,746	15,037
Bad debt expense	30	687	3,656
Stock based compensation expense	20	7,475	—
Deferred income taxes	(327)	(1,524)	—
Reorganization items, net	—	—	34,155
Other items	(3,819)	(1,052)	(15,778)
Changes in operating assets and liabilities net of effects of acquisitions and disposals:
Accounts receivable	(4,933)	14,164	(186,257)
Prepaid assets	2,331	2,518	(297)
Other current assets	(3,419)	(1,918)	13,254
Accounts payable and accrued liabilities	(18,690)	(16,913)	265,061
Deferred revenue	(266)	126	(5,082)
Other liabilities	320	(114)	(108)

Net cash flows from operating activities before reorganization items	(18,552)	12,626	93,649
Reorganization items
Professional fees related to reorganization	—	—	(8,707)
Interest income related to reorganization	—	—	530
Foreign exchange loss on pre-petition debt	—	—	(34,000)

Net cash flows from operating activities	(18,552)	12,626	51,472

Cash flows from investing activities
Purchase of property and equipment	(18,937)	(5,843)	(4,016)
Sale of marketable securities	23,946	—	—
Restricted cash	(401)	—	—
Acquisition, net of cash acquired	—	(74,284)	—
Cash acquired from merger with ITXC, net of acquisition costs paid	4,854	—	—
Proceeds on sale of liquidated subsidiaries, net	—	—	3,500

Net cash flows from investing activities	9,462	(80,127)	(516)

Cash flows from financing activities
Retirement of preferred stock – parent company	(95,000)	—	—
Dividend payment to parent company	(9,448)	—	—
Issuance of senior notes to affiliate company	100,000	—	—
Capital lease repayment	(276)	—	—
Issuance of common stock	—	5,000	—
Issue of preferred stock to parent company	—	95,000	—
Proceeds of note payable-parent company	—	25,000	—
Repayment of note payable to parent company	—	(25,000)	—
Net cash transfers in divisional equity/(deficit) of divisions and subsidiaries of Teleglobe Inc. not included in the Predecessor	—	—	1,674

Net cash flows from financing activities	(4,724)	100,000	1,674

Net (decrease) increase in cash and cash equivalents	(13,814)	32,499	52,630
Cash and cash equivalents at beginning of period	35,279	—	26,796

Cash and cash equivalents at end of period	$21,465	$32,499	$79,426

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Stockholders’ Equity (Successor)

(amounts in thousands of United States Dollars)

(Unaudited)

Nine Months ended September 30, 2004	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation Expense	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
December 31, 2003	$281	$12,194	$(5,217)	$—	$—	$7,258
Issuance of common stock	109	157,218	—	—	—	157,327
Issuance of stock options, net of amortization of deferred compensation expense of $20	—	19,453	—	(57)	—	19,396
Issuance of warrants	—	2,788	—	—	—	2,788
Unrealized holding losses	—	—	—	—	(60)	(60)
Net loss	—	—	(12,327)	—	—	(12,327)
Preferred stock dividends	—	—	(3,958)	—	—	(3,958)

September 30, 2004	$390	$191,653	$(21,502)	$(57)	$(60)	$170,424

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)

(Unaudited)

1. Basis of Presentation

The consolidated financial statements of the Successor include the accounts of Teleglobe International Holdings Ltd and its subsidiaries (the “Company” or “TIH”). The Company’s ultimate parent is Cerberus Capital Management, L.P (“Cerberus”). All significant intercompany balances and transactions have been eliminated in consolidation. The Predecessor consists of the Telecommunications Group of Teleglobe Inc. and its subsidiaries (“Old Teleglobe”) that consists solely of the voice, data, internet and wireless roaming service businesses acquired by the Successor but also includes the portion of such businesses not acquired that were carried out by Old Teleglobe. The Successor acquired certain assets and assumed certain liabilities of Old Teleglobe pursuant to a Purchase Agreement entered into on September 18, 2002 between TLGB Acquisition LLC (“TLGB”) the Parent Company, and an affiliate of Cerberus, and Old Teleglobe as more fully described in the Notes to Consolidated Financial Statements (Successor) and Combined Financial Statements (Predecessor) included in the Company’s Registration Statement on Form S-4/A (Amendment number 5) filed with the Securities and Exchange Commission (the “Commission”) on April 30, 2004 (the “Registration Statement”).

The financial statements of the Successor are not comparable to the Predecessor financial statements due to the new basis of accounting adopted on the acquisition of the businesses, certain assets and liabilities of Old Teleglobe not being acquired by the Successor and restructuring activities that occurred prior to the acquisition. For a more detailed description of the acquisition refer to the Notes to Consolidated Financial Statements (Successor) and Combined Financial Statements (Predecessor) included in the Registration Statement. In addition, the assets, liabilities and results of ITXC Corp. (“ITXC”) are included in the Successor financial statements as of June 1, 2004.

The September 30, 2004 and 2003 financial statements have been prepared by management of TIH and are unaudited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments, except for the reorganization items, purchase price allocations and prior period adjustments as discussed below) necessary to present fairly the consolidated and combined financial position, results of operations and cash flows of the Successor for the three and nine months ended September 30, 2004 and for the three and four months ended September 30, 2003 and the Predecessor for the five months ended May 30, 2003, have been made. Certain information and footnote disclosures required for annual financial statements under accounting principles generally accepted in the United States have been omitted from the consolidated and combined financial statements and notes thereto presented herein pursuant to the rules and regulations of the Commission. The consolidated and combined financial statements and notes thereto presented herein should be read in conjunction with the Consolidated Financial Statements of the Successor and the Combined Financial Statements of the Predecessor and notes thereto included in the Registration Statement, except for the policies described herewith. The results of operations of the Company for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

Adjustments that related to prior period quarters were recorded during the second quarter of 2004, resulting in a net charge of approximately $1.0 million to net loss before income taxes and a net credit of approximately $0.4 million to net loss. In addition, the purchase price allocation on the acquisition of the Teleglobe business as described in note 2 was revised for foreign exchange adjustments resulting in a decrease in accounts payable and reduction in long-lived assets of $3.8 million. These adjustments affect revenues, network expenses, foreign exchange and deferred income taxes. These adjustments were not considered material with respect to net income for 2003, estimated loss for full fiscal year 2004, to the trend of earnings or the balance sheet at the respective dates.

The accounting policies used in preparation of these financial statements are consistent with those reported in the consolidated financial statements of the Successor in its Registration Statement, except for the following which have been adopted further to the merger with ITXC.:

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

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are comprised of unrealized gains (losses) on available-for-sale securities.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, whereby goodwill is not amortized, but instead tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Intangible Assets

During the quarter ended June 30, 2004, the Company acquired intangible assets including technology and its related software, tradenames, patents and origination/termination contracts and related relationships. The technology, tradenames and patents are being amortized over their useful life of 7 years. The software related to the technology is being amortized over its useful life of 4 years and the origination/termination contracts and related relationships are being amortized over 5 years.

Segments

The operations of the Company are managed on an integrated basis with no separate operating results for its services or geographic locations. Accordingly, information on segments is not provided.

2. Acquisitions

(a) On May 31, 2004, the merger with ITXC was completed. ITXC is a provider of Voice over Internet Protocol (VoIP) wholesale services. The merger is intended to bring the Company greater size and breadth of product offerings and opportunities for synergies in the combination of the businesses. Upon consummation of the merger, all the outstanding shares of ITXC’s common shares were converted into 10,877,156 common shares of the Company at a fair value of $14.46 per share for a total fair value of $157.3 million, determined as of the date of announcement of the acquisition, November 4, 2003. All outstanding options and warrants of ITXC were converted into 1,595,323 stock options and 219,942 warrants of the Company for a total fair value of $22.2 million. The warrants are exercisable anytime prior to April 30, 2008 at an exercise price of $3.41 per share. The range of exercise price for the options is $0.02 to $430 per share. At May 31, 2004, 1,152,067 options had vested and 443,256 options were unvested. The intrinsic value applicable to the unvested stock options, valued at $77,000, will be expensed over the future vesting period of the stock options. The fair value of options and warrants was estimated using the Black Scholes valuation methodology. See Note 8 for more information regarding the weighted average assumptions used in the valuation.

The merger has been accounted for using the purchase method and the purchase price was allocated to the acquired assets and liabilities based on the estimated fair values determined using management’s best estimates and independent valuations as at the acquisition date. The allocation of the purchase price is preliminary pending the finalization of the valuation of receivables, certain liabilities and income taxes. The final allocation of the purchase price may result in a different allocation and goodwill amount. The final allocation will be finalized by December 2004. The excess of the purchase consideration over the estimated fair value of net assets acquired, in the amount of $97.9 million has been accounted for as goodwill.

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

As at May 31, 2004, ITXC has a federal and state net operating loss (NOL) carryforward of approximately $197 million. The federal NOL carryforwards expire from 2012 to 2023. The state NOL carryforwards expire from 2004 to 2010. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred in respect to 1) ITXC’s initial public offering on October 1, 1999; 2) ITXC’s acquisition of eFusion, Inc. on October 12, 2000 and 3) ITXC’s merger with Teleglobe on May 31, 2004, but believes that it is likely that such a change occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not yet determined the amount of the potential limitation. The limitation may significantly reduce the NOL carryforward amounts.

ITXC’s net deferred tax assets related to temporary differences and loss carry forwards as at May 31, 2004 total approximately $79 million and have been fully reduced by a valuation allowance as the Company believes that it is more likely than not that the related tax benefits will not be materialized.

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

(c) The following reflects the unaudited pro-forma results of operations for the three months and nine months ended September 30, 2003 giving effect to the ITXC merger and the Acquisition as if they had taken place on January 1, 2003, and for the nine months ended September 30, 2004 giving effect to the ITXC merger as if it had taken place on January 1, 2004.

(amounts in thousands, except per share amounts)	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Operating revenues	$284,195	$867,614	$871,364
Net loss before income taxes	(12,042)	(33,016)	(34,651)
Net loss	(11,997)	(30,878)	(34,975)
Net loss per common share	$(0.31)	$(0.79)	$(0.90)

3. Restricted Cash

In conjunction with its letters of credit for its leased premises, the Company has $2.2 million in restricted cash as of September 30, 2004 that represents the collateral supporting the letters of credit. The majority of this amount relates to a letter of credit for the leased premises in Princeton, New Jersey. The letters of credit expire through July 2005. The remaining amount of $4.5 million in restricted cash at September 30, 2004 relates to collateral provided for various commercial letters of credit expiring through March 2005.

4. Marketable Securities

The Company’s available for sale investments, including amounts in cash equivalents ($9.8 million and $22.2 million at September 30, 2004 and December 31, 2003, respectively) and marketable securities, are as follows:

(amounts in thousands)	September 30, 2004	December 31, 2003
Money market funds and equivalent	$9,788	$22,199
Corporate bonds	1,224	—
Asset-backed securities	2,118	—

Total	$13,130	$22,199

Gross realized losses for the three months ended September 30, 2004 is approximately $74,000. Gross realized gains for the nine months ended September 30, 2004 is approximately $19,000 and nil for the three months and four months ended September 30, 2003 and five months ended May 30, 2003.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

The Company’s available for sale securities have the following maturities at September 30, 2004:

	Cost	Market
Due in one year or less	$3,048	$2,996
Due after one year through five years	354	346

	$3,402	$3,342

5. Intangible Assets and Goodwill

The following table summarizes the intangible assets at the dates indicated:

	September 30, 2004			December 31, 2003
(amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,700	$(2,409)	$6,291	$9,184	$(1,072)	$8,112
Other intangibles	2,121	(1,612)	509	2,240	—	2,240
Tradenames	700	(33)	667	—	—	—
Patents	6,500	(310)	6,190	—	—	—
Technology	16,400	(781)	15,619	—	—	—
Origination and termination contracts and related relationships	1,500	(75)	1,425	—	—	—
Internally developed software relating to technology	2,300	(191)	2,109	—	—	—

Total intangible assets	$38,221	$(5,411)	$32,810	$11,424	$(1,072)	$10,352

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

Amortization expense for intangible assets totaled approximately $2.0 million for the three months ended September 30, 2004, $4.3 million for the nine months ended September 30, 2004, $0.5 million for the three months ended September 30, 2003, $0.6 million for the four months ended September 30, 2003 and nil for the five months ended May 30, 2003. Aggregate amortization expense for intangible assets is estimated to be:

Three months ending December 31, 2004	$2.0 million
Year ending December 31, 2005	$6.0 million
Year ending December 31, 2006	$6.0 million
Year ending December 31, 2007	$6.0 million
Year ending December 31, 2008	$4.6 million

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

Certain subsidiaries of the Company guarantee the payment of the senior notes.

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the periods indicated are as follows:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Four Months Ended September 30, 2003	Five Months Ended May 30, 2003
Net (loss) income	$(11,031)	$137	$(12,327)	$2,431	$(29,992)
Unrealized holding losses	(42)	—	(60)	—	—

Comprehensive (loss) income	$(11,073)	$137	$(12,387)	$2,431	$(29,992)

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

The Company’s stock option activity is as follows:

	Nine Months ended September 30, 2004
	Number of Shares	Weighted - Average Exercise Price
Options outstanding, beginning of year	—	$—
Options granted	2,514,323	15.29
Options exercised	1,750	4.64
Options cancelled	96,865	18.22

Options outstanding, end of period	2,415,708	$15.19

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

(Unaudited)

Fair Value Assumptions

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The weighted-average fair value of options granted on June 9, 2004 and May 31, 2004 was $8.83 per stock option and $12.19 per stock option, respectively. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions:

	June 9, 2004	May 31, 2004
Expected life (in years)	7	6.7
Risk-free interest rate	4.4%	4.1%
Volatility	100%	100%
Dividend yield	0%	0%

The following table summarizes information about fixed price stock options outstanding at September 30, 2004:

		Outstanding		Exercisable
Range of Exercise Prices	Number of Shares	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable at September 30, 2004	Weighted - Average Exercise Price
$0.00—$5.00	330,797	1.6	$1.82	330,797	$1.82
5.01—10.00	99,221	4.5	7.10	68,442	6.66
10.01—15.00	1,151,366	6.4	10.59	140,772	10.60
15.01—25.00	290,404	4.4	18.80	220,866	17.99
25.01—430.00	543,920	3.1	32.59	459,514	33.27

$0.00—$430.00	2,415,708	4.7	$15.19	1,220,391	$17.87

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the periods indicated:

	Successor	Successor	Successor	Successor	Predecessor
(amounts in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Four Months Ended September 30, 2003	Five Months Ended May 30, 2003
Net loss attributable to common stockholders	$(11,031)	$(2,238)	$(16,285)	$(736)	$(29,992)
Add: stock-based compensation, as reported pursuant to APB 25	15	7,475	20	7,475	—
Deduct: total stock-based compensation determined under fair value based methods for all awards	(2,165)	(7,501)	(3,379)	(7,501)	—

Adjusted net loss, fair value method for all stock-based awards	(13,181)	(2,264)	(19,644)	(762)	(29,992)
Basic and diluted net loss per share, as reported	$(0.28)	$(0.08)	$(0.49)	$(0.03)	$—

Basic and diluted net loss per share, SFAS 123 adjusted	$(0.34)	$(0.08)	$(0.60)	$(0.03)	$—

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

On May 31, 2004, the merger with ITXC was consummated. Upon consummation of the merger, all the outstanding shares of ITXC’s common shares were converted into 10,877,156 common shares of the Company at a fair value of $14.46 per share determined as of the date of announcement of the acquisition. In addition, all outstanding warrants of ITXC were converted into

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

219,942 warrants of the Company for a total fair value of $2.8 million. The warrants are exercisable anytime prior to April 30, 2008 at an exercise price of $3.41 per share. All outstanding options of ITXC were converted into 1,595,323 stock options of the Company for a total fair value of $19.5 million. The range of exercise price for the options is $0.02 to $430 per share. In addition, authorized shares of the Company were increased to 400 million.

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

Basic Earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Four Months Ended September 30, 2003
Net loss attributable to common stockholders	$(11,031)	$(2,238)	$(16,285)	$(736)
Basic earnings per share:	$(0.28)	$(0.08)	$(0.49)	$(0.03)
Weighted Average Shares	38,985,663	28,106,757	32,941,710	28,106,757

10. Restructuring Charges

The Company reduced its workforce by 15 people during the three months ended March 31, 2004. As a consequence, the Company incurred restructuring costs in the first quarter of 2004 of $893,000 consisting of certain contractual amounts and other severance. The total severance liability was settled during the second quarter of 2004.

11. Reorganization Items

Reorganization items included in the five months ended May 30, 2003 result from the bankruptcy proceedings of the Predecessor. Presented below are the components of the reorganization items.

(amounts in thousands)	Five Months Ended May 30, 2003
Professional fees directly related to the bankruptcy filings	$8,707
Foreign exchange loss on pre-petition debt	34,000
Settlement gains on supplier contracts	(7,201)
Other	(1,351)

Total	$34,155

12. Employee Benefit Plans

The following table presents the components of net periodic benefit cost for pension benefits:

	Successor	Successor	Successor	Successor	Predecessor
(amounts in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Four Months Ended September 30, 2003	Five Months Ended May 30, 2003
Service cost	$586	$520	$1,757	$753	$860
Interest cost	1,685	1,476	5,055	2,139	2,416
Expected return on plan assets	(2,016)	(2,035)	(6,047)	(2,562)	(3,558)
Amortization of net loss (gain)	—	223	—	—	956

Net periodic benefit cost	$255	$184	$765	$330	$674

The Company did not contribute to its pension plans during the three and nine months ended September 30, 2004 and does not expect to contribute to its pension plans during the remainder of 2004 because the plans are in a surplus position.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

13. Interest Expense

Interest expense includes an amount of $3.4 million for the three months ended September 30, 2004, $8.3 million for the nine months ended September 30, 2004 and nil for the three and four months ended September 30, 2003 and five months ended May 30, 2003, representing the accretion of certain liabilities recognized at the date of Acquisition, to the amounts currently payable.

The three and nine months ended September 30, 2004 include $2.8 million and $3.8 million respectively, of interest expense relating to the senior notes issued in the second quarter of 2004.

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

On May 30, 2003, the Successor issued Class A Redeemable Preferred Stock to the parent company for cash proceeds of $95.0 million. The preferred shares pay dividends at a rate of 10%. On May 31, 2004, the Company redeemed the preferred shares of $95.0 million including accrued dividends of $9.5 million and issued senior notes totaling $100.0 million to an affiliate of the Company’s ultimate parent. The senior notes have a maturity period of 4 years and the annual interest rate is 10%, payable quarterly. The holder of the notes is entitled to receive a fee equal to 1% of the outstanding balance at the end of the first year and 2% of the outstanding balance at the end of the second year.

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

The Successor and Predecessor concluded the following transactions at exchange value with related parties in the normal course of business.

(amounts in thousands)	Classification in the Company’s consolidated financial statements	Successor		Successor		Successor		Successor		Predecessor
Nature of transaction with the related party		Three Months Ended September 30, 2004		Three Months Ended September 30, 2003		Nine Months Ended September 30, 2004		Four Months Ended September 30, 2003		Five Months Ended May 30, 2003
BCE and its affiliates
Sales of services	Operating revenues	N/A	*	N/A	*	N/A	*	N/A	*	$105,105
Acquisition of services	Operating expenses	N/A	*	N/A	*	N/A	*	N/A	*	$6,238
Administrative services**	Selling, general and administrative	N/A	*	N/A	*	N/A	*	N/A	*	$671
Network	Network expenses	N/A	*	N/A	*	N/A	*	N/A	*	$5,145
Cerberus and affiliates
Financing	Interest expense	$2,786		N/A		$3,807		$292		N/A
Debtor-in-Possession financing	Interest expense	N/A		N/A		N/A		N/A		$126
Preferred stock dividend		N/A		$2,375		$3,958		$3,167		N/A
Management agreement	Selling, general and administrative	N/A		N/A		N/A		N/A		$1,110

*	As a result of the acquisition on May 31, 2003, BCE Inc. is not considered a related party subsequent to May 30, 2003.
**	Management fees paid to BCE were based on direct costs for providing these services by BCE.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

(Unaudited)

Amounts payable to related parties at September 30, 2004 total $100.3 million and $0.2 million at December 31, 2003. Amounts receivable from related parties at December 31, 2003 total $0.3 million and nil at September 30, 2004.

15. Contingencies

In connection with the post-merger integration of the Company with ITXC, the Company identified and investigated potential instances of noncompliance with the United States Foreign Corrupt Practices Act (the “FCPA”) relating to ITXC operations in certain African countries. The investigation was conducted by an outside law firm engaged by the Company’s Audit Committee. The Company voluntarily notified the SEC and the Department of Justice (the “DOJ”) of the matter and has been cooperating fully with these agencies. As a result of the investigation, certain employees are no longer employed by the Company. The investigation has been completed and based on the findings of the independent law firm, no additional resignations or terminations are expected. The Company intends to resolve any potential claims that the SEC or DOJ may have with respect to these matters as promptly as practicable, but there can be no assurance that a satisfactory resolution of any such claims would be reached. At this time the Company cannot predict the extent to which the SEC, the DOJ or any other party will pursue administrative, civil or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. Although the Company has not identified and does not believe it is likely that any material adjustments to its financial statements is or will be required in connection with this matter, it is possible that a monetary penalty, if any, may be material to the Company’s results of operations in the period in which it is imposed.

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

ITXC and certain of its former officers/directors were named as defendants in several purported shareholder class action lawsuits commenced in 2001. The lawsuits allege, among other things, that, in connection with ITXC’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place with respect to ITXC and the other issuer defendants. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The issuer defendants, their insurance carriers and the plaintiffs have negotiated a settlement pursuant to which the insurance carriers would fund any monetary consideration, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. If approved by the court, under the terms of the proposed settlement, the Company would be dismissed from the litigation with prejudice and should neither have future liability to plaintiffs nor any significant expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

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

Presentation

The historical financial information and the unaudited financial statements to which the following discussion relates for the three and nine months ended September 30, 2004 and for the three and four months ended September 30, 2003, which we refer to as the “Successor Financial Statements,” are the consolidated financial statements of Teleglobe International Holdings Ltd for such period. The Successor Financial Statements reflect the assets, liabilities and businesses acquired from Old Teleglobe on May 30, 2003, as discussed in detail in the Registration Statement.

The financial information for the five months ended May 30, 2003, which we refer to as the “Predecessor Financial Statements,” are derived from the books and records of Old Teleglobe, from which we purchased certain assets, liabilities and businesses. The “Predecessor” represents the Telecommunications Group of Old Teleglobe that consisted solely of the voice, data, Internet and wireless roaming services businesses and includes the portions of such businesses not acquired.

The results of operations contained in the unaudited financial statements for the five months ended May 30, 2003 for the Predecessor and the unaudited financial statements for the three and nine months ended September 30, 2004 and three and four months ended September 30, 2003 for the Successor are results of operations for such interim periods and are not necessarily indicative of the results to be expected for an entire year or for any other period.

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
Premium Virtual Transit
VoIP services
Data – Transport Services
IP Transit (Local and International Internet Access)
DVB/IP Satellite Access
International Private Leased Circuits
Hard Patched Transit
Broadcast
Indefeasible Rights of Use
Value-Added Services
Mobile Global Roaming and Signaling
Network Management
Multi-Point Access
International Toll-Free
Inbound collect

Revenue Drivers

Our revenues are impacted by the following factors:

•	with respect to our voice transport revenues, complete dependence upon voice traffic volume;

•	with respect to our data transport revenues in the third quarter of 2004, approximately 15% of data transport revenue is dependent on data traffic volume with the remainder of such revenues subject to fixed pricing arrangements;

•	the rate and terms of contractual renewals;

•	our ability to satisfy or exceed service level agreements in customer contracts;

•	the rate of usage of our global roaming, ITFS (international toll free services) and inbound collect services;

•	pricing pressures resulting from competitive market conditions; and

•	the commercial provisions of the Bell (BCE) Agreement.

Primary Expense Drivers

Our primary expenses are comprised of telecommunication and network expenses, selling, general and administrative expenses, merger expenditures and benefits and depreciation/amortization expenses.

Telecommunications and Network Expenses

Variations in telecommunications and network expenses are primarily due to:

•	volume of voice, data and global roaming traffic;

•	reduction in network costs resulting from competitive market conditions;

•	additions or cancellations of customers and associated local access costs of interconnection circuits;

•	choice of equipment suppliers and terms of agreement with vendors

•	network redesign and efficiency planning conducted in order to maximize profitability and optimize quality of service; and

•	expansion or reduction of POPs for interconnection with customers and suppliers.

Selling, General and Administrative Expenses

Variations in selling, general and administrative expenses are primarily due to:

•	variations in headcount;

•	increases in average wages and inflation;

•	changes in the number of POPs; and

•	fluctuations in the US dollar-Canadian dollar exchange rate.

Merger Expenditures and Benefits

The Company’s ITXC merger integration plan to achieve annual post-merger cost savings of approximately $25 to $30 million is expected to be completed by the end of the first quarter 2005. To date, the Company has realized approximately one third of the estimated cost savings, with the remainder expected to occur increasingly in the fourth and first quarters. The integration plan centers around facility and headcount reductions, termination cost savings and consolidation of the Teleglobe and ITXC networks. Integration costs of approximately $3.2 million are included in the results of operations for the three months ended September 30, 2004 and approximately $8.8 million are included in the results of operations for the nine months ended September 30, 2004. Capitalized costs related to the integration total approximately $6.0 million on the Balance Sheet as at September 30, 2004.

ITXC access to Teleglobe IP network and Teleglobe connectivity:

The combination of Teleglobe and ITXC provided opportunities to lower the operating expenses of our network, resulting in a decrease in network expenses. IP access charges are a significant example. ITXC on a stand-alone basis purchased IP access services from Teleglobe as well as other competitive wholesale IP service carriers. We have cancelled many of these third-party services, replacing access via Teleglobe’s network. The marginal cost of doing so is very low, yielding operating expense reductions.

We have also realized network savings in the short-term by migrating some common customers from two interconnects to one, improving utilization rates. This allows us growth capacity with lower investment requirements for a period of time. In the longer term we anticipate benefits from network growth via VoIP, an inherently more cost effective medium than TDM.

To date, the Company has achieved approximately 80% of its integration goal related to network consolidation. The benefits of our completed network consolidation are reflected in our network expenses in the current quarter and once the remaining integration is finalized, we expect further decreases to network costs.

Facilities and headcount reductions:

To date the Company has achieved approximately 80% of its integration goal related to closures of overlapping facilities and approximately one third of its integration goal related to headcount reductions. The third quarter SG&A costs have not been significantly impacted by these reductions mainly because the results include estimated retention bonuses and severance costs to be paid in the near term. However, SG&A for the fourth quarter and onwards is expected to reflect more significant benefits from these reductions.

Termination cost savings:

In the future, due to the nature of the international wholesale voice industry, the increase in volume from the merger will result in substantial termination cost savings for the combined company with other carriers. The planned integration of the combined company least cost routing capabilities will allow the combined company to route traffic using the lowest cost available in any of the combined company’s routes. The amount reflects estimated savings based on current combined volumes and termination rates. While our benefits to date are limited, we anticipate the synergies to occur after we have completed integrated routing towards the end of the first quarter of 2005.

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

In the three months ended September 30, 2004, approximately 65% and 35% of our revenue was generated through net settlement and traditional settlement, respectively.

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

Bell Canada Revenue Trends

The Bell Agreement was amended on June 12, 2003 to extend the agreement and Bell Canada’s minimum purchase commitment for two additional years, from January 1, 2006 to December 31, 2007. In exchange for Bell Canada’s agreement to eliminate the requirement that Teleglobe purchase telecommunications services for delivery in Canada exclusively from Bell Canada, Teleglobe agreed to eliminate the requirement that Bell Canada purchase certain telecommunications services for delivery outside of Canada exclusively from Teleglobe (i.e., IP transit, IPL and international voice), thereby permitting Teleglobe to enter into its agreements with other major Canadian telecommunications carriers such as Telus. The amendment also reduced annually, in each of the years 2004 through 2007, by specified amounts, the percentage of the traffic that each party is committed to purchase from the other. In addition, the pre-existing requirement to provide Bell Canada with at least as favorable pricing available to any customer receiving similar services, known as a most favored service purchaser clause, was maintained. As a result of these provisions and the overall trend in the international telecommunications industry toward continual price declines, revenues generated by Bell Canada have been and are expected to continue to decline over time. While Teleglobe’s revenues generated from Bell Canada are expected to continue to decline as a result of the amended agreement, access to the Canadian market has resulted in increased volumes from other major telecommunication companies in that market.

Critical Accounting Policies and Estimates

The discussion and analysis of Teleglobe’s financial condition and results of operations are based upon the Consolidated Financial Statements and Combined Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, restructuring and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Telecommunications Expense. Recognition of voice termination expense for basic termination agreements is similar to revenue recognition and requires minimal estimation. However, material estimates are currently required for our more complex longer-term enhanced bilateral agreements, or EBAs. For these contracts, which have an average term of approximately five months, a termination rate is estimated at the beginning of the contract based on anticipated net inbound/outbound traffic and surcharges. Our current practice is to reconcile actual net traffic and surcharges after the contract terminates, which can result in material periodic adjustments.

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

Results of Operations - Comparison of the Three Months Ended September 30, 2004 and 2003 and the Nine Months Ended September 30, 2004 and 2003

Set forth below is a description of the results of operations derived from the Successor financial statements for the three and nine months ended September 30, 2004 and for three months and four months ended September 30, 2003. These results include only the results of operations arising from the purchase of certain businesses from Old Teleglobe. The discussion below sets forth the results of operations derived from the Predecessor financial statements for the five months ended May 30, 2003 consisting of all businesses owned by Old Teleglobe. For purpose of comparing periods, the results for the four months ended September 30, 2003 of the Successor have been grouped with the Predecessor financial statements for the five months ended May 30, 2003 by mathematically adding the relevant periods without making any adjustments. The results of operations for the nine months ended September 30, 2003 would have been different if the entire periods were part of the Successor. The results of ITXC are included in the consolidated results of operations as of June 1, 2004.

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

EBITDA (earnings before interest, taxes, depreciation and amortization)

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2004	2003	2004	2003
	Successor	Successor	Successor	Successor/ Predecessor
Net (loss) income	$(11,031)	$137	$(12,327)	$(27,561)
Add:
Interest, net	6,271	303	12,481	1,016
Income taxes	(165)	(16)	(2,362)	—
Depreciation	7,947	4,630	18,188	21,160
Amortization expense	1,981	467	4,340	623

EBITDA	$5,003	$5,521	$20,320	$(4,762)
Add:
Professional fees incurred in connection with Foreign Corrupt Practices Act investigation	1,360	—	1,360	—
Reorganization charges	—	—	—	34,155

ADJUSTED EBITDA	$6,363	$5,521	$21,680	$29,393

Revenues

The following table presents revenues derived from each product group and other relevant revenue-related information for the periods indicated. The results of ITXC are included as of June 1, 2004.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	Successor	Successor	Successor	Successor/ Predecessor
Revenues per line of business (in millions of U.S. dollars)
Voice – transport	$226	$162	$575	$482
Data – transport	26	27	80	97
Value - added services	25	23	67	64

Total	$277	$212	$722	$643

Total revenues excluding BCE revenues	$251	$177	$680	$487

Minutes of traffic (in millions)
Voice – transport	3,297	1,843	7,833	5,453
Other	61	53	163	174

Total	3,358	1,896	7,996	5,627

Average voice revenue per minute	$0.069	$0.088	$0.073	$0.088
Percentage of revenues from BCE	9.3%	16.5%	5.9%	24.2%
Number of customers at period-end	1,346	1,026	1,346	1,026

Geographic distribution of revenues
Asia	8%	10%	9%	10%
Canada	13%	17%	12%	24%
Europe	29%	26%	29%	24%
USA	33%	36%	34%	31%
Latin America	4%	5%	4%	5%
Other	13%	6%	12%	6%

Total	100%	100%	100%	100%

[1]	BCE (Bell Canada Enterprises) is Canada’s largest telecommunications company.

Predecessor revenue includes portions of the Predecessor business not acquired by Successor and may not be directly comparable. Total revenues, excluding revenues from Bell Canada, increased by $74.0 million or 41.8% in the current quarter as compared to the third quarter of 2003. For the nine months ended September 30, 2004, total revenues, excluding revenues from Bell Canada, increased by $193.0 million or 39.6% from the nine months ended September 30, 2003. The revenues generated from Bell

Canada decreased due to the renegotiated volume and pricing arrangements as discussed above. The increase in revenues, excluding the Bell revenue, mainly results from the inclusion of ITXC revenue as of June 1, 2004. The number of customers at current quarter-end represents an increase of 320, including customers obtained through the merger with ITXC, as compared to the comparable period in 2003.

Revenue generated from voice transport services increased by approximately $63.0 million or 38.7% during the quarter ended September 30, 2004 as compared to the three months ended September 30, 2003. During the nine months ended September 30, 2004, voice transport revenue increased by $92.3 million or 19.1% from the nine months ended September 30, 2003. The increase is mainly due to the inclusion of ITXC revenue as of June 1, 2004 and from an increase in minutes of traffic carried. Minutes of traffic carried increased mainly due to a network expansion in Europe and additional market penetration in the USA with the signing of new contracts and customers. Minutes of traffic carried in the current quarter versus the same quarter in 2003 increased by 77.1% and by 42.1% in the nine months ended September 30, 2004 versus the nine months ended September 30, 2003. The increase is mainly due to the inclusion of ITXC related minutes as of June 1, 2004 while excluding such amounts in 2003. The increase in revenue was partially offset by the current competitive pricing trends in the telecommunication industry and a scheduled decrease in volume and price adjustment under the Bell Contract. Although Teleglobe’s revenues generated from Bell Canada are expected to continue to decline as a result of the amended agreement, access to the Canadian market has resulted in increased volumes from other major telecommunication companies in that market.

During the quarter ended September 30, 2004, the average voice revenue per minute was approximately $0.069 per minute, as compared with $0.088 per minute during the quarter ended September 30, 2003. The year over year average voice revenue per minute decreased to $0.073 for the nine months ended September 30, 2004 from $0.088 for the nine months ended September 30, 2003. The decrease in average revenue per minute is primarily attributable to changes in our route destination mix, repricing of Bell services and to an overall decline in rates experienced in telecommunications over the past year.

Data service revenue decreased by approximately $1.1 million or 4.3% in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, mostly due to price erosion. On a yearly basis, data service revenue decreased by $16.4 million or 17.0% for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003. The decline is in large part a result of cancellation of customer contracts due to uncertainty with Old Teleglobe’s asset sale as well as the repricing of contracts upon renewal as a result of ongoing price competition. These declines were partially offset by increased traffic volumes billed to retained customers and new customers. During Old Teleglobe’s bankruptcy, the Predecessor experienced difficulty in signing up new data customers, which led to a decline in data revenues as existing contracts terminated during the five months ended May 30, 2003.

Revenue generated from value added services increased by $2.7 million or 11.8% in the current quarter from the third quarter of 2003 and by $3.2 million or 5.1% for the year-to-date period ended September 30, 2004 as compared to the comparable period of 2003. We experienced increases in signaling services in the current periods, offset by a volume decline in other value added services primarily from operations that were eliminated during the restructuring of the Predecessor and by price erosion resulting from competition by new entrants into the mobile global roaming services market.

Operating Expenses

The following table outlines operating costs as a percentage of revenue for the periods indicated. The results of ITXC are included as of June 1, 2004.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(Successor)	(Successor)	(Successor)	(Predecessor/ Successor)
Total operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Telecommunication	75.3%	68.9%	73.7%	69.4%
Network, exclusive of depreciation (shown below)	8.4%	12.7%	9.9%	14.2%
Selling, general and administrative exclusive of, bad debt expense, stock based compensation expense, depreciation, amortization and restructuring charges (shown below)	14.4%	10.9%	13.5%	11.2%
Stock based compensation	—	3.5%	—	1.2%
Bad debt expense	0.2%	0.2%	—	0.7%
Depreciation	2.9%	2.2%	2.5%	3.3%
Amortization of intangible assets	0.7%	0.2%	0.6%	0.1%
Restructuring charges	—	—	0.1%	—
Foreign exchange loss (gain)	(0.1)%	1.2%	—	(1.2)%

Total operating expenses as a percentage of revenues	101.8%	99.8%	100.3%	98.9%

Telecommunication expense

Telecommunication expense during the three and nine months ended September 30, 2004 increased by approximately $62.0 million or 42.4% and $86.0 million or 19.3% respectively, from the same periods in 2003 primarily as a result of the increase in revenues due to the inclusion of ITXC’s results as of June 1, 2004. The year-to-date increase was partially offset by the termination of our mobile global roaming joint venture agreement with Comfone AG and lower voice termination costs reflecting benefits from price deflation. At the time of the Acquisition, management had decided to terminate the Comfone agreement and recorded its best estimate of the fair value of the termination payment as an unfavorable contract in the purchase price allocation. Accretion of the liability to reflect the amounts payable are recorded as interest expense. The quarter-to-date results were also affected by lower voice termination costs reflecting benefits from price deflation. As a percentage of revenue, telecommunication expense increased during the three and nine months ended September 30, 2004 as compared to the prior year periods mainly due to an unfavorable mix of voice transport destinations with lower average margin per minute.

Network expense

Network expense decreased by approximately $3.5 million or 13.0% in the third quarter of 2004 compared to the third quarter of 2003. For the nine months ended September 30, 2004, network expense decreased by $20.4 million or 22.3% from the comparable period in 2003. The decrease is mainly due to the cancellation of access circuits no longer required as a result of the terminated contracts and the rejection of network contracts determined to be unprofitable. Further decreases resulted from ongoing contract renegotiations with our suppliers. The decreases were partially offset by the inclusion of ITXC’s network expenses as of June 1, 2004.

Network expense as a percentage of revenue decreased in the current quarter as compared to the same quarter in 2003 and for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The percentage decrease is a function of the decrease in expenses while revenues increased for the same comparative periods.

Selling, General and Administrative expenses

Selling, general and administrative (SG&A) expense has increased by approximately $16.9 million or 73.2% in the third quarter of 2004 compared to the third quarter of 2003 and by $26.0 million or 36.2% in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase is mainly due to professional services related to ITXC integration and public company requirements, other ITXC integration costs and the inclusion of ITXC’s SG&A expense as of June 1, 2004. Furthermore, SG&A expense was adversely affected by the decline in value of the US dollar as compared to the Canadian dollar from the 2003 periods to the 2004 periods, resulting in an increase in our Canadian dollar expenses. The three months ended September 30, 2004 also includes professional fees incurred in connection with the Foreign Corrupt Practices Act investigation in the amount of $1.4 million. The overall increase in SG&A expenses in 2004, is partially offset by the inclusion of costs in the five months ended May 30, 2003 relating to certain operations of the Predecessor that were not acquired by the Successor. The integration of ITXC is currently underway and once completed is expected to provide significant synergies resulting in a decreased cost base. See “Merger Benefits and Expenditures” in the Overview section for an update on the ITXC integration.

Stock based compensation expense

A non-cash charge was recorded in the three and nine month period ended September 30, 2003 as a result of the purchase of common shares from TLGB by key executives at the price paid for such shares by TLGB as of the closing of the Acquisition. The charge is calculated based on the difference between the purchase price of such shares paid by the executives and the estimated value of such shares as of the date on which both the executives were committed to buy the shares and TLGB committed to sell such shares. The change in the value of all of the outstanding common shares in the aggregate was determined to be an increase of $230.0 million from $5.0 million as of May 31, 2003 to $235.0 million as of July 10, 2003. An aggregate amount of 3.25% of common shares was deemed to have been committed to be purchased by Teleglobe management and sold by TLGB as of July 10, 2003 and, as a result, the Company recorded a compensation expense of approximately $7.5 million.

Bad debt expense

Bad debt expense for the third quarter of 2004 remained fairly stable versus the third quarter of 2003. The bad debt expense of $4.3 million recorded in the nine months ended September 30, 2003 reflects the inability of the Predecessor to effectively collect outstanding accounts in its liquidating international entities resulting from Old Teleglobe’s bankruptcy proceedings.

Foreign exchange gain (loss)

The foreign exchange loss of $0.1 million for the nine months ended September 30, 2004 and the foreign exchange gain of $0.2 million for the three months ended September 30, 2004 are a function of the effect of fluctuations in the Canadian dollar, Euro, British Pound and other currencies versus US Dollar on the assets and liabilities of the Company. The nine months ended September 30, 2004 includes a $1.7 million translation gain related to prior periods. The Company’s reporting currency is the US dollar, however, the Company transacts business in several different currencies.

The foreign exchange loss of $2.6 million recorded in the third quarter of 2003 and the foreign exchange gain of $7.8 million recorded in the nine months ended September 30, 2003 are primarily due to the fluctuations in value of the Canadian dollar and Euro-denominated assets and liabilities.

Restructuring expense

During the nine months ended September 30, 2004, the Company reduced its workforce by 15 people. As a consequence, the Company incurred restructuring costs in the amount of $893,000 consisting of severance.

The severance and stay bonuses that will be paid to ITXC employees upon their departure are being amortized over such employees agreed upon service period and are included in SG&A expenses.

Amortization expense

Amortization expense in the current quarter increased by $1.5 million or approximately 324% from the same quarter in 2003. For the nine months ended September 30, 2004, amortization expense increased by $3.7 million or approximately 600% as compared to the nine months ended September 30, 2003. The increase is due to intangible assets recorded in connection with the Acquisition and the merger with ITXC. The Predecessor did not have any intangible assets recorded at May 30, 2003.

Depreciation expense

Depreciation expense increased by $3.3 million or 71.6% in the current quarter versus the comparable quarter in 2003 mainly due to the inclusion of ITXC’s depreciation. For the nine months ended September 30, 2004, depreciation decreased by $3.0 million due to the lower carrying value basis in the assets of the Successor resulting from the application of purchase accounting. The decrease was partially offset by the inclusion of ITXC’s depreciation expense as of June 1, 2004.

Other expenses

Interest expense

Interest expense in the current quarter increased by approximately $5.9 million from the third quarter of 2003. The increase is mainly due to $3.4 million accretion of the Comfone liability to the amounts expected to be paid. The joint venture agreement, acquired as part of the acquisition of the Predecessor, was terminated January 2003, requiring the Company to pay Comfone A.G. its share of any cash derived from the mobile global roaming business until the end of fiscal 2004. At the time of the Acquisition, management recorded its best estimate of the fair value of the termination payment as an unfavorable contract in the purchase price allocation. The remainder of the increase is due to the interest expense related to the senior notes issued in connection with the ITXC merger. Similarly, for the nine months ended September 30, 2004, interest expense increased by $11.6 million from the nine months ended September 30, 2003. The accretion related to Comfone for the nine months ended September 30, 2004 is $8.3 million.

Income taxes

The tax recovery of $2.4 million for the nine months ended September 30, 2004 is due to current tax recoveries of $2.1 million plus deferred tax recovery of $0.3 million. The current tax recovery of $2.1 million is primarily due to a $1.9 million tax receivable resulting from the carry back of losses incurred by the US entity in the nine months ended September 30, 2004 to offset taxable income filed in 2003, plus $0.2 million in net taxes recoverable mainly due to taxes payable by offshore countries, withholding taxes paid and an adjustment pursuant to the filing of the US tax return. The deferred tax recovery of $0.3 million is the result of recording deferred income tax assets that include $1.3 million related to a prior period, and to net operating losses and other temporary differences in recognizing assets and liabilities for financial reporting and tax purposes, offset by a 100% valuation allowance reserve in respect to the deferred income tax assets resulting both from net operating losses and other temporary differences.

Due to the different corporate structure of the Predecessor and the Predecessor’s bankruptcy proceeding, no meaningful comparison can be made to the 2003 periods presented.

Liquidity and capital resources

Cash flow from operations

The Successor generated negative cash flow from operating activities for the nine months ended September 30, 2004 of $18.6 million. This cash flow includes cash outflows totaling $2.2 million to settle pre-Acquisition obligations that were assumed by the Successor pursuant to acquired contracts, annual bonus payments of $6.4 million and payments for professional services in the approximate amount of $9.7 million. A significant portion of the payment of professional services was in connection with the acquisition of ITXC. The remainder of the cash outflows mainly relates to various ITXC integration related payments.

Investing Activities

The purchases of property and equipment in the nine months ended September 30, 2004, consist of network upgrades, interconnection capacity needs and ITXC related purchases. The ITXC integration related items total approximately $4.1 million. We currently estimate that our capital expenditures, on a cash basis, will be approximately $35.0 million in fiscal 2004 including expenditures related to ITXC integration activities.

Cashflows from investing activities was mostly derived from the sale of marketable securities acquired through the merger with ITXC.

Financing Activities

The negative $4.7 million in financing activities relates mostly to the retirement of the preferred shares and the related dividend payment offset by the issuance of senior notes, all related to the consummation of the merger with ITXC.

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

Our working capital at September 30, 2004 is in a negative position of $16.6 million versus a negative position of $40.5 million at December 31, 2003. The improvement is mostly related to the inclusion of ITXC’s cash, marketable securities and restricted cash balances as a result of the merger. The settlement process in bilateral operating agreements has permitted the Company to operate successfully with negative working capital. We cannot be certain that these conditions will not change in future periods.

Current economic conditions of the telecommunications and information services industry, combined with our financial position and liquidity, have created potential opportunities for our company to acquire companies or portions of companies. In addition to the ITXC merger, we continuously evaluate these opportunities and could make additional acquisitions in the near term.

The following summarizes TIH’s contractual obligations as of September 30, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Payments Due by Period (amounts in thousands of dollars)
Contractual Obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Operating lease obligations	$162,123	$7,680	$57,979	$25,182	$71,282
Purchase obligations	$16,526	$16,291	$235	$—	$—
Capital lease obligations	$951	$730	$221	$—	$—
Senior note obligations	$100,000	$—	$50,000	$50,000	$—
Other long-term liabilities	$2,360	$240	$480	$409	$1,231

Total contractual cash obligations	$281,960	$24,941	$108,915	$75,591	$72,513

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	Over 5 years
Standby letters of credit	$7,371	$7,371	$—	$—	$—

Total commercial commitments	$7,371	$7,371	$—	$—	$—

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company and its subsidiaries operate internationally and therefore our major market risk exposure is related to foreign currency fluctuations. Due to low levels of floating rate debt, we do not have material market risk exposures related to changes in interest rates. However, the Company is exposed to interest rate risk on its new debt in that it is fixed and accordingly the fair value of the new debt may fluctuate if the interest rate is not commensurate with market rates. To mitigate foreign currency risks, we may use derivative financial instruments such as forward foreign exchange contracts, foreign currency swap contracts and foreign currency denominated options. The derivative financial instruments are subject to standard credit terms and conditions, financial control management and risk monitoring procedures. However, no such instruments were entered into during the three and nine month period ended September 30, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to senior managers responsible for disclosure by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is composed of several key management employees, that reports directly to the Chief Executive Officer and Chief Financial Officer, to monitor and evaluate these disclosure controls and procedures. The Audit Committee of the Board also reviews the report of the Disclosure Committee. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the third quarter of 2004. The Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures are and will be effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes to Internal Control over Financial Reporting.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings

FCPA Investigation

On August 16, 2004, Teleglobe announced that after the merger with ITXC was consummated, as part of its normal ongoing review of ITXC’s operations in connection with the post-merger integration of the Company and ITXC, the Company had identified and was investigating potential instances of noncompliance with the United States Foreign Corrupt Practices Act (“FCPA”) relating to ITXC’s operations in certain African countries. The Company voluntarily notified the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) of the matter. The Company’s Audit Committee subsequently engaged an outside law firm, Debevoise & Plimpton LLP (“Debevoise”), to investigate the FCPA-related matters. As a result of the investigation, the following individuals are no longer employed by the Company: the Company’s Vice President, Sales-Wireless, formerly the Executive Vice President, Global Sales for ITXC; the Company’s Regional Buyer for Africa, formerly ITXC’s Regional Director for Africa; and the Company’s Executive Vice President and General Counsel, formerly Vice President, General Counsel and Secretary of ITXC prior to its merger with Teleglobe.

Debevoise has reported to the Audit Committee that it has completed its investigation with respect to ITXC’s agency agreements and has issued an executive report and a final report concerning the results thereof to the Audit Committee. The Debevoise report states that its investigation revealed that certain employees of ITXC do appear to have violated the FCPA and to have committed commercial bribery in connection with certain telecommunications contracts in Africa. Based upon this report, no additional resignations or terminations of officers are expected. Although Debevoise is not aware of any evidence to suggest any FCPA violations or commercial bribery in any of the activities of Teleglobe, other than the instances of noncompliance relating to ITXC’s operations in certain African countries, Debevoise will subsequently conduct an investigation into the agency agreements entered into by Teleglobe in order to confirm that no similar issues exist with respect to Teleglobe’s compliance with the FCPA.

The Company has been cooperating fully with the SEC and the DOJ regarding the matters that have been the subject of Debevoise’s investigation and has periodically briefed representatives of the SEC and DOJ concerning the progress of the investigation. The SEC has advised the Company that it is conducting an informal inquiry into the matter and has requested that Teleglobe provide certain documents to it on a voluntary basis. The Company intends to fully cooperate with the SEC and the DOJ concerning these matters, and has voluntarily provided certain documents to the SEC in response to its request. The Company intends to resolve any potential claims that the SEC or the DOJ may have with respect to these matters as promptly as practicable, but there can be no assurance that a satisfactory resolution of any such claims would be reached. At this time, Teleglobe cannot predict the extent to which the SEC, the DOJ or any other governmental authorities will pursue administrative, civil or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. However, based upon the report from Debevoise, the Company has not identified, and does not believe it is likely that, any material adjustment to its financial statements is or will be required in connection with the results of this investigation, although it is possible that a monetary penalty, if any, may be material to the Company’s results of operations in the quarter in which it is imposed.

See Note 15 “Contingencies” to the accompanying Consolidated Financial Statements (Successor) and Combined Financial Statements (Predecessor) (Unaudited) for a discussion of certain ITXC legal proceedings affecting the Company.

Item 5. Other Information.

On October 22, 2004, the Company received notification from NASDAQ that the Company is fully compliant with all listing requirements and its common stock would continue to be listed on the NASDAQ National Market. Accordingly, NASDAQ removed the fifth character “E” from the Company’s ticker symbol and the symbol reverted to “TLGB” effective October 25, 2004. In its decision, the NASDAQ Listing Qualifications Panel specifically acknowledged the Company’s significant efforts to address the previously announced issue of potential instances of noncompliance with the FCPA relating to ITXC’s operations in certain African countries and to keep the investing public apprised of the results of the investigation by the Audit Committee’s independent counsel. The Company’s ongoing listing is conditioned upon the timely filing of all SEC periodic reports until September 30, 2005 and its continued compliance with all requirements for continued listing on the NASDAQ National Market.

Item 6. Exhibits

(a) Exhibits:

2.1	Agreement and Plan of Merger, dated as of November 4, 2003, among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.2	Form of Joinder Agreement (Incorporated by reference to Exhibit 2.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2004 among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.4	Subscription Agreement dated as of February 4, 2004, between Teleglobe International Holdings Ltd and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 2.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.1	Memorandum of Association of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.2	Bye-laws of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.1	Contingent Waiver of Rights under the Third Amended and Restated Registration Rights Agreement dated November 4, 2003 between the holders therein and ITXC Corp. (Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.2	Teleglobe Shareholders Agreement dated October 1, 2003 among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.3	Amendment No. 1 to Teleglobe’s Shareholders Agreement, dated March 26, 2004, among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.4	Repurchase Agreement, dated March 26, 2004, among Teleglobe and certain directors and officers party thereto (Incorporated by reference to Exhibit 4.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.5	Form of Note Purchase Agreement between Madeleine L.L.C. and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 4.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.6	Form of Note due May 31, 2008. (Incorporated by reference to Exhibit 4.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.7	Repurchase Agreement dated as of March 26, 2004 among Teleglobe and Gemini Trust. (Incorporated by reference to Exhibit 4.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.8	Teleglobe International Holdings Ltd 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.9	Teleglobe International Holdings Ltd Conversion Equity Incentive Plan (Incorporated by reference to Exhibit 4.9 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.10	Securities Exchange Agreement, dated as of May 27, 2004, among Teleglobe International Holdings Ltd, Teleglobe Bermuda Holdings Ltd and the holders of common shares of Teleglobe Bermuda Holdings Ltd specified therein. (Incorporated by reference to Exhibit 4.10 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.11	Novation Agreement, dated as of May 27, 2004, among Teleglobe Bermuda Holdings Ltd, Teleglobe International Holdings Ltd and TLGB Acquisition Ltd. (as successor to TLGB Acquisition LLC). (Incorporated by reference to Exhibit 4.11 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

10.1	Master Wholesale Pricing and Services Coordinating Agreement dated as of January 1, 2001 among Bell Canada Enterprises and Teleglobe Inc. together with Amendment No. 1 dated June 12, 2003 and Amendment No. 2 dated January 9, 2004 to the Master Wholesale Pricing and Services Coordinating Agreement among Bell Canada Enterprises and Teleglobe Canada ULC (Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.2	Commitment Letter dated February 6, 2004, from Cerberus Capital Management, L.P. as agreed and accepted by Teleglobe International Holdings Ltd (Incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.3	Central Fiber Optic Network Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.4	Eastern Ring Fiber Optic Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.5	Construction and Maintenance Agreement dated as of December 11, 1997 between Teleglobe America Inc. and China-US Cable Network (Incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.6	Construction and Maintenance Agreement dated as of July 31, 1998 between Teleglobe America Inc. and Japan-US Cable Network (Incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.7	CANTAT-3 Submarine Cable System Construction and Maintenance Agreement among the parties listed therein. (Incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.8	Asia Pacific Cable Network 2, Part 1, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.9 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.9	Asia Pacific Cable Network 2, Part 2, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.10	Intelsat Novation Agreement dated as of July 18, 2001 among INTELSAT, Intelsat U.K., Ltd. and Teleglobe Inc. (Incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.11	Capacity Purchase Agreement dated as of March 31, 2001 between Williams Communications, Inc. and Teleglobe USA Inc. together with Amendment No.1 dated May 2, 2001 and Amendment No. 2 dated October 25, 2001. (Incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.12	Master Wholesale Agreement, dated as of August 15, 2002 among Teleglobe Inc., Teleglobe USA Inc. and BCE Nexxia Inc. (Incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.13	Order for Capacity Lease Agreement dated as of July 23, 2002 between Teleglobe Inc. and Tyco Global Networks AG together with amendments dated April 4, 2003 and January 1, 2004. (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.14	Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Gerald Porter Strong (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.15	Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Gerald Porter Strong (Incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.16	Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Richard Willett (Incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.17	Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Richard Willett (Incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.18	Letter Agreement, dated November 21, 2003, from Teleglobe to Brian Fitzpatrick, as accepted (Incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.19*	Third Amendment to Master Wholesale Pricing and Services Coordinating Agreement between Teleglobe Canada ULC and Bell Canada dated September 1, 2004.

31.1 *	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

By:	/s/ RICHARD WILLETT
Richard Willett Chief Financial Officer and Executive Vice President (principal financial officer and duly authorized officer)

Dated: November 12, 2004

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 4, 2003, among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.2	Form of Joinder Agreement (Incorporated by reference to Exhibit 2.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2004 among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.4	Subscription Agreement dated as of February 4, 2004, between Teleglobe International Holdings Ltd and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 2.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.1	Memorandum of Association of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.2	Bye-laws of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.1	Contingent Waiver of Rights under the Third Amended and Restated Registration Rights Agreement dated November 4, 2003 between the holders therein and ITXC Corp. (Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.2	Teleglobe Shareholders Agreement dated October 1, 2003 among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.3	Amendment No. 1 to Teleglobe’s Shareholders Agreement, dated March 26, 2004, among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.4	Repurchase Agreement, dated March 26, 2004, among Teleglobe and certain directors and officers party thereto (Incorporated by reference to Exhibit 4.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.5	Form of Note Purchase Agreement between Madeleine L.L.C. and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 4.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.6	Form of Note due May 31, 2008. (Incorporated by reference to Exhibit 4.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.7	Repurchase Agreement dated as of March 26, 2004 among Teleglobe and Gemini Trust. (Incorporated by reference to Exhibit 4.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.8	Teleglobe International Holdings Ltd 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.9	Teleglobe International Holdings Ltd Conversion Equity Incentive Plan (Incorporated by reference to Exhibit 4.9 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.10	Securities Exchange Agreement, dated as of May 27, 2004, among Teleglobe International Holdings Ltd, Teleglobe Bermuda Holdings Ltd and the holders of common shares of Teleglobe Bermuda Holdings Ltd specified therein. (Incorporated by reference to Exhibit 4.10 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.11	Novation Agreement, dated as of May 27, 2004, among Teleglobe Bermuda Holdings Ltd, Teleglobe International Holdings Ltd and TLGB Acquisition Ltd. (as successor to TLGB Acquisition LLC). (Incorporated by reference to Exhibit 4.11 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

10.1	Master Wholesale Pricing and Services Coordinating Agreement dated as of January 1, 2001 among Bell Canada Enterprises and Teleglobe Inc. together with Amendment No. 1 dated June 12, 2003 and Amendment No. 2 dated January 9, 2004 to the Master Wholesale Pricing and Services Coordinating Agreement among Bell Canada Enterprises and Teleglobe Canada ULC (Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.2	Commitment Letter dated February 6, 2004, from Cerberus Capital Management, L.P. as agreed and accepted by Teleglobe International Holdings Ltd (Incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.3	Central Fiber Optic Network Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.4	Eastern Ring Fiber Optic Agreement dated as of January 1, 1998 between Teleglobe Canada ULC and Stentor Resource Centre Inc. (Incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.5	Construction and Maintenance Agreement dated as of December 11, 1997 between Teleglobe America Inc. and China-US Cable Network (Incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.6	Construction and Maintenance Agreement dated as of July 31, 1998 between Teleglobe America Inc. and Japan-US Cable Network (Incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.7	CANTAT-3 Submarine Cable System Construction and Maintenance Agreement among the parties listed therein. (Incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.8	Asia Pacific Cable Network 2, Part 1, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.9 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.9	Asia Pacific Cable Network 2, Part 2, Construction and Maintenance Agreement dated as of April 19, 2000 among the parties listed therein (Incorporated by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.10	Intelsat Novation Agreement dated as of July 18, 2001 among INTELSAT, Intelsat U.K., Ltd. and Teleglobe Inc. (Incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.11	Capacity Purchase Agreement dated as of March 31, 2001 between Williams Communications, Inc. and Teleglobe USA Inc. together with Amendment No.1 dated May 2, 2001 and Amendment No. 2 dated October 25, 2001. (Incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.12	Master Wholesale Agreement, dated as of August 15, 2002 among Teleglobe Inc., Teleglobe USA Inc. and BCE Nexxia Inc. (Incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.13	Order for Capacity Lease Agreement dated as of July 23, 2002 between Teleglobe Inc. and Tyco Global Networks AG together with amendments dated April 4, 2003 and January 1, 2004. (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.14	Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Gerald Porter Strong (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.15	Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Gerald Porter Strong (Incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.16	Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Richard Willett (Incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.17	Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Richard Willett (Incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.18	Letter Agreement, dated November 21, 2003, from Teleglobe to Brian Fitzpatrick, as accepted (Incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.19*	Third Amendment to Master Wholesale Pricing and Services Coordinating Agreement between Teleglobe Canada ULC and Bell Canada dated September 1, 2004.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith