Form 10-K
period 2004-12-31
TELEGLOBE INTERNATIONAL HOLDINGS LTD
filed 2005-03-17
CIK 1278739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  None

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

At February 25, 2005, there were 39,102,213 shares of Common Stock, par value $.01 per share, outstanding.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Cautionary Statement Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including any references in this Annual Report to future revenue growth, future expense growth, future credit exposure, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, (i) challenges in integrating Teleglobe and ITXC and, as a result, may not realize all of the expected benefits of the merger or the expected benefits of the merger may take longer to realize than originally expected (ii) other risks, including the volatile and competitive environment for telecommunications; changes in domestic and foreign economic, market and regulatory conditions; the inherent uncertainty of financial estimates and projections; uncertainty inherent in litigation; unanticipated technological difficulties; the risk that the Company may not be able to access sufficient capital; the creditworthiness of and relationship with our customers; the Company’s debt level and the inherent lack of flexibility resulting therefrom; future transactions and risks inherent in being subject to significant regulation. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

Company Overview

Teleglobe International Holdings, Ltd. (“Teleglobe” or the “Company”) is a leading provider of international voice, data, Internet and mobile roaming services and owns and operates one of the world’s most extensive telecommunications networks, reaching over 240 countries and territories. We are a “carrier’s carrier” providing services to approximately 1,400 wholesale customers representing the world’s leading telecommunications companies. Our global network is designed to deliver integrated voice, data and mobile roaming services of the highest quality by seamlessly combining our international terrestrial, submarine cable and satellite systems. As a company focused on the global wholesale market, we provide our customers with the essential international transport and connectivity between the local point of origination and the international point of termination. After more than 50 years in business, Teleglobe currently maintains approximately 197 direct interconnection links and 219 bilateral relationships with international telecommunications providers, many of which are the incumbent carriers within their countries or large international wireless service providers, including Bell Canada, Telecom Italia and British Telecom. We own interests in over 80 submarine and terrestrial fiber systems and we are one of the largest providers of satellite capacity connecting to the Internet with 5 dedicated satellite earth stations. We also currently operate one of the world’s largest VoIP networks and through our network are the world’s leading VoIP wholesaler, routing approximately 20% of calls on the Internet. In addition, as a result of our extensive signaling network, we maintain interconnectivity with more than 90% of the worldwide GSM subscriber base and have more than 380 mobile operator customers globally. We believe that our global network, which was constructed with an estimated $2.0 billion of investment since January 1, 1990, will enable us to continue to deliver high quality service on a cost efficient basis without significant incremental capital investment.

We offer a broad portfolio of services that take advantage of our network, our infrastructure and our long-standing customer relationships. Our service offering consists of transport services and value-added services for fully integrated voice and data services, including:

•	Voice services, which involves connecting international calls as a wholesale provider to large national and smaller emerging market retail incumbents (“PTTs” and “ILECs”, respectively), and to competitive communications providers in deregulated markets.

•	Data services, which involves providing Internet connectivity and data transport to Internet Service Providers, application service providers and mobile service providers.

•	Value added services, which is comprised of two components: 1) enabling services for mobile providers that allow them to interconnect their networks in a seamless manner, which allows their subscribers to roam across countries and exchange messages despite technological complexities and 2) value-added voice services such as international toll free numbers or collect calling for PTTs and other international providers.

Annually, on a pro forma basis, we carry over 13 billion minutes of international voice traffic, 60 Gigabits of IP traffic, which we believe represents a significant portion of the world’s IP transit, and more than 15 billion message signaling units of value-added signaling services. Our information and network management systems, a large portion of which are based upon proprietary technology, enable us to continually optimize our network for high-quality and efficient service, apply least cost routing techniques and manage to specific customer service requirements.

History of the Company’s Predecessor Business

Teleglobe traces its origins to the formation in 1950 of the Canadian Overseas Telecommunications Corporation, or COTC, a Crown Corporation owned by the Government of Canada. During the company’s first twenty years, COTC which later became Teleglobe Canada, Inc., evolved into a leader in international telecommunications, successfully deploying and managing state-of-the-art telecommunications technologies and partnerships around the world. Until the deregulation of the Canadian telecommunications market in October 1998, Teleglobe Inc. was the exclusive provider of long distance services to and from Canada. COTC and its successor companies developed extensive relationships with incumbent PTTs worldwide, many of which Teleglobe continues today. In 1987, the Government of Canada privatized Teleglobe Canada, Inc. shortly after the privatization, Bell Canada purchased 23% share in Teleglobe Inc., the parent company of Teleglobe Canada, Inc.

In February 2000, BCE announced its intention to purchase all remaining outstanding shares of Teleglobe Inc. and its affiliates (“Consolidated Old Teleglobe”) and consummated the transaction on November 1, 2000. Following the acquisition, Consolidated Old Teleglobe continued to expand internationally, focusing on content distribution, hosting and enterprise markets. Consolidated Old Teleglobe expended approximately $1.8 billion to build its GlobeSystem network, an integrated voice and data network, through the second quarter of 2002.

In April 2002, negative developments in the telecommunications industry, continuing losses at Consolidated Old Teleglobe and substantial ongoing capital expenditure requirements related to the build-out of the GlobeSystem platform caused BCE to withdraw all financial support for Consolidated Old Teleglobe.

On May 15, 2002, Consolidated Old Teleglobe filed a voluntary petition with the Ontario Superior Court of Justice for creditor protection under the Canadian Companies’ Creditors Arrangement Act (CCAA). In May 2002, Consolidated Old Teleglobe also filed a petition for relief with the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code and a petition for administration orders with the Chancery Division of the High Court of Justice under the UK Insolvency Act.

Teleglobe’s Acquisition of the Business and Merger with ITXC Corp.

On September 19, 2002, Consolidated Old Teleglobe entered into a Purchase Agreement with TLGB Acquisition LLC (“TLGB”), an affiliate of Cerberus Capital Management LP (“Cerberus”). On December 1, 2002, TLGB assumed management control of the core voice, data, Internet and mobile global roaming business’s of Consolidated Old Teleglobe pursuant to an interim Management Agreement. During this interim period prior to the closing of the acquisition transaction, TLGB conducts a thorough review of profitability and utilization of the core network assets and took the following significant actions:

•	cancelled or terminated unnecessary capacity commitments; and

•	renegotiate long-term agreements to lower, operational and leased circuit costs.

TLGB designated Teleglobe Bermuda Holdings Ltd (“Teleglobe Parent”) and its subsidiaries as its designated affiliates pursuant to the Purchase Agreement to consummate the acquisition of the core voice, data and Internet and mobile global roaming businesses of Consolidated Old Teleglobe (the “Acquired Businesses”). Following approval from the Canadian and U.S. bankruptcy courts and other regulatory approvals, TLGB and its designees including Teleglobe Bermuda Holdings Ltd and its subsidiaries completed the purchase of the Acquired Businesses for $125.0 million plus acquisition costs and assumed certain liabilities on May 30, 2003. TLGB did not acquire certain assets and business lines of the Consolidated Old Teleglobe, including its Internet Data Centers, any material voice, data and mobile roaming operations outside of the U.S., Canada, United Kingdom, Australia, Hong Kong and Spain or any of the minority equity investments in other companies.

Teleglobe Parent entered into an Agreement and Plan of Merger, dated as of November 4, 2003 (the “Merger Agreement”) with ITXC Corp., a leading wholesale provider of voice over Internet protocol transmission services. On May 31, 2004, we consummated the acquisition of ITXC Corp. (“ITXC”), a provider of Voice over Internet Protocol (VolP) wholesale services, by merging a merger subsidiary with and into ITXC whereby ITXC became the surviving corporation and a wholly owned indirect subsidiary of Teleglobe. Prior to or contemporaneously with the consummation of the merger, Teleglobe International Holding Ltd (incorporated on February 3, 2004), a wholly owned direct subsidiary of Teleglobe Parent, became the parent of the Teleglobe group as a result of the contribution by Teleglobe Parent of substantially all of its assets to Teleglobe International Holdings Ltd. As a result, Teleglobe International Holdings Ltd became publicly traded on the Nasdaq exchange. The resulting company, on a pro forma basis, as reported by industry sources, became the third largest international long distance carrier in the world based on minutes of international calling. The merger enabled Teleglobe to combine a broad range of wholesale telecommunications services with ITXC’s high-quality Voice over IP technology and to serve over 1,400 customers.

The principal executive offices of Teleglobe International Holdings Ltd, the principal holding company for the consolidated Teleglobe group, are located at P.O. Box HM 1154, 10 Queen Street, Hamilton, HM EX Bermuda (telephone 441-296-4856). Teleglobe also maintains corporate offices at 1000 rue de la Gauchetiere Ouest, Montreal, Quebec, Canada H3B 4X5 (telephone 514-868-7272) and in Reston, Virginia at 1 Discovery Square, 4th floor, 12010 Sunset Hills Road, Reston, Virginia 20190 (telephone 703-766-3100).

Teleglobe International Holdings Ltd has many subsidiaries. For convenience and simplicity, in this report the terms we, us, our, Teleglobe, the Company, and the Corporation refer to Teleglobe International Holdings Ltd and its subsidiaries.

Network

Our network is supported by extensive management and monitoring systems principally located at the international network operating center in Montreal, Canada.

Terrestrial and Subsea Network

International Gateways and Switching Exchanges. Our major voice switching facilities include international switching centers, or gateways, in Montreal, New York City, Newark (New Jersey), Los Angeles, Toronto, Vancouver, London and Madrid. These switching centers use Nortel DMS-GSP and Ericsson AXE-10 reliable switching equipment for handling our international voice traffic. Enhanced services platforms, Signaling transfer points (STPs), Signaling control points (SCPs) and other switching platforms are located primarily at Montreal, Toronto and New York.

We also operate a global VoIP network based on Cisco switches and routers and Nextone session border controllers with an open network architecture connecting to those of our customers, suppliers and partners desiring or capable of utilizing this newer technology. This equipment is located in our facilities around the world.

International Network Sites. Our international network facilities include 59 sites located around the globe:

Location	Number of Facilities
United States	22
Canada	8
Spain	5
United Kingdom	4
Germany	5
Denmark	2
France	2
Hong Kong	2
Italy	2
Norway	1
Netherlands	1
Australia	1
Philippines	1	*
Egypt	1	*
Saudi Arabia	1	*
Poland	1	*

*	These facilities are established through contracts with licensed incumbent carriers.

These network sites primarily use transmission, router, switching and other interconnection equipment from Nortel, Cisco, Alcatel, Marconi, ECI and other leading global telecommunication equipment manufacturers to collect, aggregate, multiplex, switch, connect and transport Time Division Multiplex, or TDM, communication channels or IP packets. Customers have access to our global voice, data and signaling networks from approximately 80% of these sites.

Terrestrial and Subsea Cable Fiber Systems. Our terrestrial and subsea network is built over a combination of wavelength indefeasible-rights-of-use, or IRUs, and ownership or participation in over 80 subsea and terrestrial cable fiber systems, which includes over 60 gigabits of subsea capacity. Our cable station at Pennant Point in Nova Scotia serves as a landing point for the private GlobeSystem Atlantic™ fiber cable system. The core network is fully redundant and operates predominately on high bandwidth transmission facilities with additional capacity on higher usage segments.

We own certain assets related to the private GlobeSystem Atlantic™ fiber cable system, which comprises the Canada-Europe (CANTAT 3) and Canada-US (CANUS) cables. We currently own 70% of CANTAT 3 and 100% of CANUS. In addition, we have ownership interests in numerous other cable systems in the Atlantic, Indian and Pacific Oceans and the Caribbean, Mediterranean and North Seas. The following table provides additional details about our global terrestrial and subsea cable, IRU and fiber assets by capacity within each region.

The following is a table, organized by global region, identifying the subsea and terrestrial cable fiber systems over which we run our network:

GLOBAL TERRESTRIAL AND SUBSEA CABLE, IRU AND FIBER ASSETS

Cable System	STM-1 Capacity Equivalent	Countries or Areas Served
Atlantic Region, North America and Europe
Atlantic Crossing 1 & 2	65.00	North America-Europe
TYCO (Atlantic IRU)	64.00	U.S.-Europe
Canada-U.S. Interconnects	32.00	Canada-U.S.
CANUS & Backhauls	32.00	Canada-U.S.
CANTAT 3 and Europe Ties	22.90	Canada-Europe
Canada Domestic Network	16.00	Various Canada POPS
European Domestic Network	16.00	Various European POPS
Odin	8.72	Netherlands-Denmark
TAT 14	5.00	U.S.-Europe
Columbus 2 & 3	4.12	U.S.-Southern Europe
FLAG	4.00	London-Madrid
Rioja	0.84	Netherlands-Belgium
TAT 12/13	0.60	North America-Europe
Metro Networks-NYC-London-LA-Washington	Fiber-Various	Local Metro Areas
U.S. Domestic Network	Wavelength	Various U.S. POPs
Interest in 15 other area cable systems and UK backhauls	17.32	Connectivity throughout the region
Asia and The Pacific Region
Japan-U.S.	52.00	Japan-U.S.
APCN & APCN 2	49.00	Various Points in Asia
China-U.S. and backhauls	38.00	China-U.S.
Southern Cross and backhauls	4.00	U.S.-Australia
TPC	0.78	North America-Japan
Interest in 11 other area cable systems and backhauls	0.71	Connectivity throughout the region
Latin America
Americas 1 & 2	1.68	U.S. to Various Caribbean and South America points
Interest in 7 other area cable systems and backhauls	0.63	Connectivity throughout the region
Rest of World
SAT 3 WASC SAFE & backhauls	8.00	Europe, Africa, India and Malaysia
SEA-ME-WEA 2 & 3	3.07	UK-Japan and Australia
Interest in 12 other area cable systems and backhauls	0.80	Connectivity throughout the region

IP Network

We believe that we possess one of the most extensive global Internet and broadband networks in the industry, connecting customers in more than 90 countries. Our core IP network is comprised of MultiProtocol Label Switching, or MPLS, enabled Cisco Gigabit Switch Routers which are scalable and we believe the most reliable. The core network is fully redundant, with no single points of failure and operates predominately on a high-bandwidth OC-192 network segment.

Dedicated access to our IP network is available at a range of bandwidth speeds from T1 (1.54 Mbps) and E1 (2.048 Mbps) to 10GE (10Gbps). Access to the network is usually achieved through in-country local-access circuits, although the network can also be accessed through satellite and submarine cable facilities. Our data/IP access facilities include 52 POPs throughout North America, Asia, Europe, Australia and the Middle East. In addition, our Internet backbone has established connections to major Internet core exchanges and neutral Internet exchanges in the U.S., Europe and Asia to provide direct local connectivity to leading ISPs worldwide.

We provide DVB/IP services over satellite to customers in more than 20 countries with a network footprint covering over 150 countries.

Our satellite network is primarily provided pursuant to transponder capacity under operating leases. We also own and operate three North American earth stations with more than 40 antennas for accessing the Atlantic and Pacific Ocean regions at:

•	Des Laurentides in Weir, Québec;

•	Lake Cowichan in Vancouver, British Columbia; and

•	Pennant Point, in Halifax, Nova Scotia

We also use earth stations for the Indian Ocean Region access at:

•	Blaavand and Herstedvester, Denmark; and

•	Weilheim, Germany

Peering agreements with ISPs are necessary in order for us to exchange traffic with those ISPs without having to pay transit costs. We are considered a Tier 1 Internet Service Provider and have settlement free peering arrangements with ISPs in North America, Europe and Asia. In the U.S., we have peering arrangements with all Tier 1 ISPs. We have over 70 peering arrangements and more than 100Gbps of peering connectivity worldwide.

We are currently negotiating settlement free peering arrangements with the remaining significant ISPs. The basis on which large ISPs make peering available or impose settlement charges is evolving as the provision of Internet access and related services has expanded.

Management Centers. Our network and equipment is monitored on a 24 hour-a-day, 7 days-a-week, 365 days-a-year basis by our Global Network Management Center, or our network management center, located in Montreal, Canada. Our Global Customer Service Center, or our customer service center, operates in conjunction with our network management center to ensure customer satisfaction with our network performance and products. In addition, we have an IP Network Operations Center, or IP NOC, in Montreal, Canada in order to better serve our IP-based customers. Faults diagnosed as IP-based by our customer service center are relayed directly to the IP engineers at the IP NOC for immediate resolution. Fault management is centrally coordinated by our customer service center through the use of the automated fault management system. Our network management center provides the following primary services:

•	real time traffic and facility monitoring and management;

•	network surveillance, protection, fault isolation and resolution coordination; and

•	monitoring and identification of catastrophic events, major outages, route problems, hazardous conditions, and peak time of day issues.

Teleglobe Service Offerings

We offer a broad portfolio of services that take advantage of our network, our infrastructure and our substantial long-standing customer relationships. Our service offering consists of transport services and value-added services for fully integrated voice and data services. The following table summarizes our key service offerings:

Voice – Transport Services

International Switched Transit

Virtual Transit

Premium Virtual Transit

Data – Transport Services

IP Transit (Local and International Internet Access)

DVB/IP Satellite Access

International Private Leased Circuits

Hard Patched Transit

Broadcast

Indefeasible Rights of Use

Value-Added Services

Mobile Global Roaming and Signaling

Managed Roaming

SCCP (Signaling Transport)

International Toll-Free

Inbound collect

Voice Transport Services

Our portfolio of voice services is comprised of several product lines:

International Switched Transit Service. International Switched Transit Service, or IST, is a product that provides carriers with global reach beyond their own network by offering access to countries where no direct connectivity may be available or where alternative or overflow routing is needed. IST traffic originates and terminates outside of our domestic network. Once switched to our facilities, it is transported to specified destination correspondents via bilateral facilities. We provide termination to more than 90 countries via both fiber and satellite. The calling party is billed by the originating carrier, who pays us a transit fee and pays a settlement charge to the destination carrier for each minute of traffic sent.

Virtual Transit Services (VTS, VTS Economy, VTS Mobile Premium). Our Virtual Transit Service, or VTS, is intended for international carriers’ voice traffic. VTS offers customers an “instant voice network” and affords local telephone companies, interexchange carriers and global telecom carriers the opportunity to purchase network capacity quickly and cost effectively. VTS provides a good quality voice call completion service consistently to anywhere in the world at competitive prices for customers that manage a limited number of suppliers and lack sophisticated routing capabilities. The VTS Economy service provides an aggressively-priced voice call completion service to select destinations for wholesale customers that manage many suppliers and have sophisticated routing capabilities. Our Premium or VTS Mobile Premium Service gives customers access to the highest quality routes on our network with guaranteed Caller Line Identification, which allows our customers to offer Caller ID services.

Data Transport Services

Our portfolio of data services is comprised of the following main product lines: IP transit, broadband services, bandwidth services and broadcast services.

IP Transit Service. We are a Tier 1 ISP and have a global IP backbone with 27 communication nodes in North America, four in Asia, 19 in Europe and two in the Middle East. Our POPs are located at Internet exchanges or carrier hotels to simplify interconnection to our IP backbone. We also operate five earth stations for satellite connections to the IP backbone. We have over 70 peering arrangements with other Tier 1 carriers providing over 100G of direct connectivity. We connect more than 90 countries to the Internet.

Our core network is fully MPLS enabled, which allows the information to traverse the network more quickly, reducing latency and the amount of accompanying required but non-revenue producing data and creating additional capacity to carry more traffic. We are also prepared for the next version of the IP protocol, IP version 6 or IPv6, which is expected to eventually replace the current protocol IPv4. We offer IP transit with a service level agreement that guarantees set levels for round-trip delays, packet loss, reachability and mean time to repair.

IP transit via our Internet backbone is available from virtually any region in the world with bandwidths ranging from 64K to 10 Gbps. We offer a choice of usage-based or fixed rate billing.

•	Local and International Internet Access Service. This service provides connectivity from virtually any country to one of our Internet nodes on our global Internet backbone. Carriers, ISPs, research and educational institutions corporations, and teleport operators can connect to our Internet backbone via a local or national carrier or a competitive local exchange carrier. Internationally, our customers can connect to our Internet backbone using a wide range of fiber, satellite or hybrid access options. These options include traditional International Private Lines, or IPLs, which are dedicated, point-to-point secure connections via our global network, satellite access services like Simplex Asymmetric and DVB/IP.

•	Managed Node Service. This IP transit service option is designed to enable customers to physically locate nodes in our facilities while still being an integral part of such customer’s network. This service eliminates the need for ISPs to directly secure their own facilities and local operations staff or to make a capital investment in equipment.

Bandwidth Services. Our bandwidth services, also known as International Private Leased Circuits or IPLCs, provide customers with dedicated high-speed connections between our network POPs over which they can transport voice, data, facsimile, messaging and video conferencing. Our bandwidth services provide customers with capacity to meet their transport needs. The services may be sold as IRU or other services with terms of one to 15 years.

•	Full Circuit International Private Line Service. Our Full Circuit Lines, or IPL Service is a secure high-speed dedicated connection provided between two of our international POPs over our network.

•	Correspondent International Private Line Service. Our Correspondent IPL Service is a secure high-speed dedicated connection provided jointly with a correspondent carrier in the foreign country.

•	Hard Patched Transit. This service provides telecommunications operators with secure and reliable transit facilities from the Atlantic facilities to connect across North America via Canada or the U.S.

•	Indefeasible Rights-Of-Use. Our IRU service is backbone fiber capacity that is offered for sale to carriers looking to increase their network capacity.

•	High-Speed Optical Services. Our High Speed Optical Services offer a cost effective way to provide highly reliable city-to-city connections through full-circuits only and is provided on our wholly-owned and operated facilities.

Broadcast Services. Teleglobe’s broadcast services deliver high quality multi-media content from overseas locations to local, national and international customers.

Value-Added Services.

Our value-added services are comprised mainly of our Mobile Services. Tailored to specific needs of the mobile operators, these services provide them with the ability to seamless interconnect to other networks, as well as to leverage their interconnection to Teleglobe’s network to access innovative offerings offered in Application Service provider mode.

Wireless Global Roaming. Our Wireless Global Roaming Service, or WGR, is our flagship signaling offering intended for mobile network operators. It allows for the interconnection of signaling between different operating standards such as American National Standards Institute, or ANSI, and International Telecommunications Union-Technical, or ITU-T. While this service is predominantly used for the purpose of international roaming of subscribers between networks using either GSM or iDEN™ technologies, it is also utilized for the termination of SMS traffic between networks operating in regions using different signaling standards. For SMS traffic terminating to the USA, the WGR service resolves wireless number portability.

SCCP Service. Short for Signaling Connection Control Part, SCCP is an inter-carrier signaling transport service, which relies on global titles of the layer 3 of the SS7 protocol layer to route SS7 traffic. Reliable, secure and full-featured, our SCCP service is designed for GSM and ESMR/iDEN™ mobile operators who wish to use Teleglobe’s far-reaching signaling network to interconnect to other mobile network to allow roaming and SMS delivery. As an option, our SCCP service provides for the ITU/ANSI signaling conversion of the stand-alone WGR service, allowing seamless connectivity to and from North America.

Cross Standard SMS Termination. This service is an expansion of our basic Wireless Global Roaming offering. It provides ITU-T based mobile operators with the necessary translation of GSM SMS messages and its delivery to most North American Code Division Multiple Access, or CDMA, operators. It also provides reach, conversion and termination of SMS to the Chinese specific China Mobile peer-to-peer 2.0, or CMPP 2.0, SMS message format.

Signaling Monitoring, Alarming and Reporting Tool. This service, which we refer to as SS7 SMART, allows mobile operators to monitor the signaling traffic they exchange with carriers worldwide in order to monitor and block potential fraud and unsolicited use of their network. SS7 SMART imbedded reporting tools also allow operators to generate traffic reports for the purpose of billing and reconciliation of their SMS interconnection agreements.

Managed Roaming. Enables mobile operator to preferentially select which network their outbound roaming subscribers will log onto, offering them an opportunity to better control their cost as well as their user’s experience. Centrally operated on Teleglobe’s premises and offered as Application Service Provider, mobile operators can utilize all the features and benefit of such a solution without any incremental capital expenditure.

Other Value Added Services. We provide a number of other services that include operator assisted services and other services that complement or enhance our product offerings including:

•	International Toll Free Service. Our International Toll Free Service, or ITFS, is a fully automated, caller-dialed service option, which allows users to receive toll-free calls from over 80 countries globally. These calls can be terminated to our customers at almost any location in the world. ITFS features include automatic number identification, Caller Line Identification and calling number delivery and originating line information.

•	Universal International Free Phone Service. Sometimes referred to as a “Universal 800” or “Global 800” number, our Universal International Free-Phone Service is an option included in our standard ITFS service that allows a customer to request a single international 800 number. The number can be used to receive calls from multiple selected countries and remains the same throughout the world regardless of the country or telecommunication carrier. This service is available in 36 participating countries.

•	Inbound Collect Service. Our Inbound Collect Service provides resellers and international carriers a quick and affordable means to offer collect calling to the U.S and Canada. A caller outside of the U.S. or Canada places a call with his or her local carrier or call center, which routes the call through our network to its final U.S. or Canadian destination utilizing either our customer’s operator service or our service.

•	Other services we provide include our Telebridge Services for residential and small business international access, and to our carrier customers our Audiotext Services for information services relating to various topics, as well as our ISDN service, a circuit switched data service.

Carrier Relations and Distribution Arrangements

Carrier relations and voice interconnect agreements are an essential aspect of our business. In order to provide end-to-end international telecommunications services, we carry voice traffic to any destination in the world either directly, through interconnection, direct operating agreements and bilateral operating agreements, or indirectly, through traditional transit agreement, “hubbing” or “resale” agreements with other carriers who have a local POP and interconnection agreements with the relevant incumbent telephone operator. We currently have over 219 bilateral operating arrangements with carriers in more than 200 countries and territories on five continents. We also have numerous traditional transit “hubbing” and “resale” arrangements that allow us to offer diversity in routing and assure the highest quality to customers.

Interconnection Agreements. We have interconnection arrangements with domestic carriers and some resellers with large volumes for the routing of their overseas switched telephone traffic in multiple countries. More specifically, we have interconnection agreements with major carriers in North America, Europe, Latin America and in the Asia/Pacific Region.

Bilateral Agreements. Bilateral operating agreements between carriers typically provide for the exchange of international long distance traffic between international long distance providers in two countries, with each carrier agreeing to terminate traffic in its country and to provide return traffic. Bilateral operating agreements are negotiated with each correspondent carrier to establish the range of services to be provided, the per-minute accounting rates to be paid by each of the carriers for each service and other technical and routing matters. To settle the fees payable under a bilateral agreement, we either make a payment to the correspondent carrier or receive a payment from the correspondent carrier based on the net volume of inbound and outbound traffic. The accounting rates in each bilateral operating agreement, which may not reflect the cost of providing services, are periodically renegotiated during the term of the agreement.

Other Agreements. Since January 1, 1997, predecessors in interest to each of Comfone AG and Teleglobe entered into a “joint venture” agreement, referred to as the Joint Venture Agreement, which, as amended by amendment No. 1, dated June 30, 2001, had governed the allocation of distributable cash derived from, and costs to be incurred in connection with, our mobile global roaming business. As a result of our purchase of the Acquired Businesses, this Joint Venture Agreement was assigned to one of our subsidiaries. The Joint Venture Agreement provided for international roaming service between PCS 1900 providers in North America and GSM900/DCS1800 operators outside North America and a PCS roaming service within North America. Each party was granted a 50.0% interest in the distributable cash of the mobile global roaming business.

The Joint Venture Agreement provided for the overall management and control of the joint venture to be vested in a management committee with each party granted the right to appoint one representative to the management committee. In addition, the Joint Venture Agreement provided that all decisions of the management committee would be unanimous. However, in the event of an impasse, the position of Teleglobe’s representative would prevail. The Joint Venture Agreement also contained a provision wherein the parties agreed that our mobile global roaming business would be the exclusive vehicle through which each party would provide North American roaming signaling service and international roaming signaling service during the term of the Joint Venture Agreement.

The initial term of the Joint Venture Agreement expired January 1, 2003 with an automatic extension unless terminated by either party on six months’ written notice any time after the initial term. In certain circumstances Comfone would be entitled, upon termination of the agreement by Teleglobe, to its share of the cash derived from the mobile global roaming business for an additional twelve months from the termination date upon the condition that Comfone shall not compete with Teleglobe in providing services comparable to the services provided in the Joint Venture Agreement during the one year period following termination.

Teleglobe served Comfone with a termination notice on July 10, 2003. Subsequent to this termination notification, Teleglobe received a response letter from a representative of Comfone alleging that Teleglobe did not comply with certain prerequisites prior to its termination of the Joint Venture Agreement and that, as a result, Comfone reserved its rights to challenge the termination of the agreement or to avail itself of any other applicable remedies. Teleglobe replied on August 15, 2003 to the letter, stating its position that these allegations have no merit. On November 20, 2003, Comfone filed a request for arbitration with the ICC seeking a declaration that the termination is null and void or, in the alternative, seeking damages in the amount of more than four times anticipated annual net revenue and other unspecified indirect damages. Comfone also filed a related action in the Superior Court of the District of Montreal for an order barring the effectiveness of the termination notice pending the outcome of the ICC arbitration. On January 9, 2004, the Superior Court dismissed the related action. Subsequently, on January 20, 2004, Teleglobe received notice from the ICC that Comfone had withdrawn its request for arbitration.

Customers

We currently provide services to over 1,400 customers worldwide. Our customers currently include the world’s largest telecommunication carriers, mobile operators, ISPs, content providers, and research, education and government organizations. Carriers continue to represent the majority of our customers, while ISPs and resellers are our fastest growing market segments.

Carriers. Our customers include well established carriers, such as PTTs and U.S. RBOCs, as well as emerging carriers in newly deregulated or liberalized markets.

The Bell Master Wholesale Pricing and Services Coordinating Agreement (“Bell Agreement”) governs the relationship between Teleglobe and Bell Canada. Sales to Bell Canada, our largest customer, accounted for approximately 10.2% of revenue for the year ended December 31, 2004. Under the Bell Agreement, Teleglobe purchases from Bell Canada telecommunications services for delivery in Canada and Bell Canada purchases from Teleglobe international telecommunications services for delivery outside of Canada. The Bell Agreement extends through December 31, 2007, subject to customary termination rights. Each party agrees to:

•	purchase a minimum volume of services from the other party, with such purchase commitments declining annually until the agreement’s termination;

•	provide the other party a right to match the competing offers from alternate providers with respect to certain services;

•	grant the other party a right of first refusal for the provision of new services; and

•	provide the other party, with respect to certain services, prices at least as favorable as prices provided to other service purchasers receiving similar services.

The international distribution of our customer base as a percentage of our revenue during the year ended December 31, 2004 is as follows: Europe: 30%, Asia: 9%, Canada: 14%, U.S.: 32%, and Rest of the World: 15%.

Competition

The international voice and data telecommunications industry is highly competitive. The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. New global carriers were joined by many of the largest traditional carriers and built large global or regional networks to compete with the global wholesalers. However, in the last three years many of the new global carriers and many industry participants have either gone through bankruptcy or no longer exist. The networks were built primarily to meet the expected explosion in bandwidth demand from data, with specific emphasis upon Internet applications. Those forecasts have not materialized, telecommunications capacity now far exceeds actual demand, and the resulting marketplace is characterized by fierce price competition as traditional and next generation carriers compete to secure market share. Resulting lower prices have eroded margins and have kept many carriers from attaining positive cash flow from operations.

Our primary competitors are international carriers, global network providers and ISPs that provide voice and data services on a wholesale basis.

Our voice business competes with most of the international PTTs (e.g. Belgacom SA, France Telecom) and global providers such as AT&T, MCI, IDT Corporation, Sprint, Global Crossing LTD (Global Crossing) and emerging carriers in newly deregulated markets. Our voice business competes primarily on the basis of price, network reliability, customer service and support, and transmission quality.

Our competitors in our data and Internet business include traditional fixed network operators, new global carriers who recently built high-bandwidth fiber-optic based transmission to link big cities of the developed world on a global basis, and national, regional and international ISPs. Our principal global competitors are Sprint, Level 3 Communications Inc. (Level 3), Savvis, AT&T, MCI and NTT/Verio. In addition, we also compete with certain regional incumbents, such as Open Transit (France Telecom), Royal KPN NV (Netherland) TeliaSonera AB, an incumbent in Sweden and Finland, BT Ignite and T-Systems International, a division of Deutsche Telekom in Europe, and NTT Communications Corporation (NTT), Global Crossing, Reach Ltd. (a joint venture between Telstra and PCCW Limited) and Asia Netcom Co. Ltd. in Asia. The markets in which our data and Internet services business compete are highly fragmented. Most participants specialize in specific segments of the market, such as access or backbone provisioning, managed access via intranets and extranets, application services, such as Web hosting, security services, and communication services, such as IP-based voice, fax, video services and commercial e-mail.

Our mobile global roaming business competes against companies in the specific field of international roaming signaling conversion. Known operators of similar platforms include France Telecom (FT), T-Systems Mobile, a division of Deutsche Telekom and Syniverse Technologies Inc (Syniverse). We believe that conversion capabilities of Syniverse are also being resold to ITU-T international carriers such as Singtel, British Telecom plc (BT), Swisscom AG (Swisscom) and Belgacom. Our primary competition in signaling SCCP transport is from major ANSI SS7 carriers such as Syniverse, Verisign and SNET (a subsidiary of SBC Communications Inc.), as well as ITU-T C7 carriers such as FT, BT, T-Mobile, Belgacom, C&W and Swisscom. The steady growth of SMS traffic and its applications beyond GSM networks has also attracted a series of competitors with Internet backgrounds, such as Ztango Inc. and Mobile 365. With the launch of our ASP offering, we offer mobile operators an alternative to products sold by solution providers such as Roamware or StarHome, as well as equipment manufacturers such as Alcatel, Ericsson, Siemens or LogicaCMG.

While it is possible that some of our business’ competitors will cease operations or lose business in the future due to economic conditions and other difficulties that have affected companies throughout the telecommunications industry, it is likely that other competitors may gain competitive advantages by successfully completing their restructurings or bankruptcy reorganizations or through consolidations.

In light of the potential consolidation within the U.S. telecommunications industry, including the pending AT&T and SBC merger, Teleglobe believes that it is well positioned as the only company to focus exclusively on the international wholesale market. The Company believes this is a key competitive and strategic advantage, as its competitors focus on consolidation related issues.

Trademarks and Service Marks

We are principally known by our corporate symbol (TELEGLOBE and Design) and the word mark TELEGLOBE. In addition, we own, directly or through our subsidiaries, numerous marks that we use in relation to specific or specialized services or wares.

The most important and commonly used marks for the international telecommunications activities of the Corporation are: Canada Direct, Canada Direct and Design and SNARC.

Patents

We have obtained patents, and have patents pending, for managing routing to maximize the quality and margin of voice calls over the Internet, and also for establishing a voice call between a networked client computer and the public switched telephone network over the Internet. We believe this proprietary technology and know-how, combined with our value added services portfolio and IP network, creates opportunities for new products and service enhancements. Additionally, we believe that these patents have defensive value for protecting us from, or defending it in, patent litigation that could otherwise inhibit our future growth. Some of our patents could be licensed to others to provide additional revenue. Our patents could possibly be cross-licensed to obtain rights to the patents of others that would enable us to provide additional services that would otherwise be restricted. However, there is no assurance that these benefits will be material or realized at all. As of February 16, 2005, we had 16 issued United States patents, a number of foreign patents (most of which were coordinates of the issued United States patents), and had pending a number of additional patent applications.

Enforcing our patent rights could result in costly litigation. Our patents could be invalidated in litigation. Should this happen, we could lose significant competitive advantage. Additionally, our competitors or others could be awarded patents on technologies and business processes that could require us to significantly alter our technology, change our business processes or pay substantial license and royalty fees. In addition, we have, from time to time, received notices alleging patent infringement claims and are currently involved in defending a legal proceeding involving patent infringement claims (see “Legal Proceedings”). Claims of infringement, whether successful or not, could seriously harm our business, financial condition, results of operations and prospects.

The importance of our individual specific trademarks is relative to the revenues derived from the various services respectively associated with each of the marks. All of these marks are registered or pending registration in Canada, the U.S. or in other foreign jurisdictions. All of these marks are used on a regular and consistent basis in relation to the services and/or wares associated with them. Registrations are renewable at various dates in accordance with the applicable legislation of the various jurisdictions involved.

Regulation

As a global communications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services and /or own facilities. Local laws and regulations, and the interpretation and enforcement of such laws and regulations, differ significantly among the jurisdictions and could limit our ability to operate. Further, there can be no assurance that future regulatory, judicial and legislative changes or regulatory intervention will not have a material adverse effect on us or that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

Regulation of the telecommunications industry is changing rapidly both domestically and globally. The introduction of new IP-Enabled services, including VoIP and wireless technologies, have prompted reexamination of many regulatory policies. Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. Although we believe that these deregulatory efforts and new technologies will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us. Further the increase in providers vying for a limited market share will require us to maintain our competitive rate structures.

In the U.S., the FCC exercises jurisdiction over the facilities and services that we use to provide interstate and international telecommunications services. State regulatory commissions generally have jurisdiction over intrastate telecommunications services and related facilities, although we do not currently provide intrastate services. Our operations in other countries are governed by foreign laws and regulations.

The regulatory framework in certain jurisdictions in which we provide services is described below:

United States

In the U.S., our regulated interstate and international telecommunications services (i.e., communications originating in one state and terminating in another or in a foreign country) are subject to the provisions of the

Communications Act of 1934, as amended, and FCC regulations issued thereunder. Regulated intrastate telecommunications services (i.e., communications originating and terminating in the same state) are subject to applicable laws and regulations of the various states and state regulatory commissions.

Federal Regulation. As a carrier offering telecommunications services to the public, we must comply with the requirements of common carriage under the Communications Act, including the offering of such service on a nondiscriminatory basis at just and reasonable rates. We are subject to FCC requirements that we obtain prior FCC approval for transactions that transfer control of our FCC-regulated subsidiary Teleglobe America Inc., or assignments of our licenses to a different entity, including indirect and pro forma transfers and assignments. These prior approval requirements may delay, prevent or deter transactions which result in a change in control of Teleglobe America Inc.

Because our ownership structure includes foreign holding companies, the FCC routinely consults with the Executive Branch before approving any of our applications. Through the consultation process, the Executive Branch has the discretion to ask the FCC to deny an application. In the alternative, the Executive Branch may require us to enter into an agreement that addresses identified network security concerns, and request that the FCC condition the grant of our applications on compliance with such network security agreement.

International Service Regulation. We have obtained the necessary authority under Section 214 of the Communications Act to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services on a nondominant carrier basis. We also hold multiple FCC licenses granted under the Cable Landing License Act and FCC rules to own and operate undersea cables that land on U.S. shores.

We must conduct our international business in compliance with the FCC’s International Settlements Policy, or FISP, which governs the terms of U.S. carrier agreements with foreign carriers for the origination and termination of traffic in the U.S. The FISP requires for international telecommunications services:

•	the equal division of the accounting rate between U.S. carriers and foreign carriers;

•	non-discriminatory treatment of U.S. carriers; and

•	proportionate return of inbound traffic.

Where the FISP applies, carriers must file their accounting rates with the FCC, and gain regulatory approval before implementing any agreements for the exchange of traffic with foreign carriers.

The FCC has streamlined regulation of competitive international services and eliminated many FISP requirements. The FCC has eliminated the FISP on the vast majority of international routes. To the extent that the FISP applies on a particular route, as a facilities-based U.S. carrier, we are required to abide by FISP requirements with respect to our telecommunications operating agreements with dominant foreign carriers. However, our arrangements with nondominant foreign carriers or for traffic on routes deemed competitive are no longer subject to these requirements. We may take advantage of the greater pricing flexibility permitted for arrangements with nondominant foreign carriers, and on specified routes, but we may also face greater price competition from other international service carriers.

The FCC continues to deregulate international services. The FCC recently eliminated restrictions on international callback services. The FCC has opened a rulemaking proceeding to consider broad reforms to the FISP, including further deregulation where international competition exists. The FCC also announced it will examine the need for further reforms to protect U.S. carriers from excessive foreign mobile termination charges. The FCC’s actions have granted us greater flexibility to enter into innovative international service arrangements which will facilitate our international business. The FCC has not yet ruled on the regulatory classification or lawfulness of international Internet telephony. We are unable to predict the FCC’s rulings regarding these issues. We are also subject to various reporting and filing requirements that apply to companies providing international services under an FCC authorization.

Interstate Service Regulation. We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control, curtail or discontinue service, to file various reports and to pay various fees and assessments. In addition, as a non-dominant interstate carrier, we are subject to the FCC’s complaint jurisdiction, requirements to contribute to the federal universal service fund, pay regulatory fees and comply with various operational requirements. We are also subject to the Communications Assistance for Law Enforcement Act, or CALEA, and certain FCC regulations which require telecommunications common carriers to modify their networks to allow law enforcement authorities to perform electronic surveillance.

Several pending FCC proceedings will address the rights and obligations of competitive local exchange carriers, including unbundled network elements, access charge reform, universal service fund reform, and broadband service regulation. The FCC continues to grant incumbent ILECs greater pricing flexibility and relaxed regulation of access services in those markets where there are other providers of access services. In general, intercarrier compensation issues continue to be examined by the FCC, and a task force of U.S. carriers has been created to propose solutions to the FCC. We cannot predict how these proceedings will affect our business. However, it is possible that changes in FCC rules may be enacted that result in fewer competitive choices among local exchange carriers and impose additional costs on the U.S. interexchange carriers with whom we deliver our international traffic for termination. As a result, it is possible that our costs might also increase if these additional costs are passed on to us.

All interstate telecommunications carriers, including us, are subject to federal universal service contribution mechanisms. The FCC is currently considering revisions to its universal service funding mechanism and new regulations regarding carriers’ pass-through of universal service costs to their customers. We cannot predict the outcome of these proceedings or their potential effect on us.

The FCC has not determined that the services that we provide using Internet telephony are subject to direct regulation and the FCC has generally maintained a long-standing policy to keep consumer Internet services free from burdensome economic regulation at both the federal and state levels. However, the FCC has been collecting information regarding Internet telephony services in various proceedings. For instance, the FCC has been asked by certain ILECs to declare that Internet telephony services are subject to regulation as telecommunications services and therefore subject to interstate switched access charges and universal service fund assessments. Alternatively, other carriers and companies such as AT&T, Level 3, pulver.com and Vonage have filed their own petitions for declaratory ruling asking the FCC to find that certain Internet telephony services are exempt from certain regulations for a variety of reasons. As a result, on February 12, 2004, the FCC ruled that pulver.com’s Free World dialup (FWD) offering, which allows users of broadband Internet access services to make voice over Internet Protocol or other types of peer-to-peer communications directly to other FWD members, without charge, is an unregulated information service that is subject to federal jurisdiction. On April 21, 2004, the FCC issued an order finding that specific end user retail phone-to-phone VoIP services offered by AT&T are basic services and therefore subject to access charges and certain other regulation. The FCC’s decision in the AT&T matter was limited to services that use only ordinary customer premise equipment with no enhanced functionality, originate and terminate on the public switched network and undergo no net protocol conversion and provide no enhanced functionality to end users due to the provider’s use of IP technology. The FCC explicitly stated that its decision is an interpretation of existing rules and does not preclude the FCC from taking a different direction in its general proceeding on IP-enabled services or in another pending proceeding dealing with intercarrier compensation which may materially change the existing access charge regime which the AT&T decision interpreted. It is possible that the AT&T decision has increased the likelihood that the Internet telephony services we offer may be regulated or may be subject to regulation in the future, although the FCC expressly left open the possibility of revisiting the AT&T decision at a later date.

On March 10, 2004, the FCC initiated a comprehensive rulemaking proceeding to seek public comment on the appropriate regulatory treatment of IP-enabled services, including Internet telephony. In that proceeding, the

FCC sought comment on fundamental questions that will affect every aspect of IP-enabled services. The FCC posed questions that may signal an openness to consider significant changes in the way the FCC regulates today’s evolving telecommunications networks and services. The proceeding promises to analyze statutory definitions, jurisdictional matters and to revisit prior FCC decisions in a manner that will likely restructure the existing regulatory framework for Internet telephony and other IP-enabled services. The FCC made clear that it is starting from the premise that IP-enabled services should only be minimally regulated, in light of the public interest in encouraging broadband infrastructure and greater customer choice. However, if the FCC were to determine that certain Internet-related services including the Internet telephony services we provide are subject to FCC regulation as telecommunication services, the FCC could subject providers of such services, including us, to traditional common carrier regulation, including requirements to comply with the international settlement regime for international services, make universal service contributions, and pay access charges to local telephone companies. This regulation could significantly increase our costs of providing service, impose new technically challenging requirements or otherwise adversely affect us. Finally, the FCC has initiated a CALEA proceeding to consider the technical and policy issues associated with law-enforcement access to IP-enabled services under CALEA. This proceeding addresses the scope of covered services, the assignment of responsibility for compliance, and the wiretap capabilities required.

Several state Public Utility Commissions, or PUCs, are also actively considering issues including Internet telephony and at least one commission, the Minnesota Public Utilities Commission, ruled that intrastate Internet telephony services are telecommunications services subject to licensing and other regulatory obligations in Minnesota. That Commission was subsequently enjoined from enforcing that ruling, however, by a U.S. Federal court. In addition, on November 9, 2004, the FCC granted a petition by Vonage Holdings Corp. (“Vonage”) to preempt the Minnesota Public Utilities Commission’s order. The FCC found that Vonage’s VoIP service is an interstate service offering and is not subject to traditional state public utility regulation. The FCC did not reach a determination as to whether the service was properly classified as an “information” or “telecommunications” service under federal law. Telecommunications services are regulated more closely by the FCC, whereas the FCC to date has not regulated “information” services. The FCC did state, however, that its preemption decision applies to all IP-enabled services that have characteristics similar to Vonage’s service. We cannot predict how Internet telephony may be regulated by federal or state regulations in the future or how such regulation may affect our operating costs and competitive position.

State Regulation. Most state PUCs require carriers to either register or obtain a certificate of authority before offering intrastate telecommunications services. Although we do not currently provide intrastate services, we hold authority to resell intrastate long distance nationwide (except Alaska) and in Puerto Rico by virtue of certificates issued by or registrations on file with the state PUCs or on an unregulated basis.

Holding intrastate authority subjects us to various state laws and regulations, including, in most jurisdictions tariff or price list filing requirements. Most states also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. States often require prior approval or notification for certain transactions, including stock or asset transfers or, in several states, for the issuance of securities, debt, encumbrances, or name changes. As a certificated carrier, consumers may file complaints against us at the PUCs. Our authority to provide intrastate service can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties may also be imposed for such violations. Public service commissions also regulate intrastate access charges and other pricing for intrastate telecommunications services within their respective states.

Canada

Overview. Until October 1998, our predecessor, Teleglobe Canada Inc., was the sole authorized provider of facilities-based telecommunications services between Canada and all countries except the U.S. In a 1998 order, the Canadian Radio-television and Telecommunications Commission, or the CRTC, opened the Canadian international telecommunications services market to competition and removed all prior traffic routing restrictions. As a result, Canadian telecommunications service providers are no longer restricted to using our network to route overseas international calls. Due to the competition that has developed in the Canadian market since these deregulatory actions, we are now subject to the same rules applicable to other Canadian international telecommunications service providers under the Telecommunications Act.

Licenses Issued by The CRTC. The CRTC is the agency in Canada that is charged under the Canadian Telecommunications Act with regulating companies that provide telecommunications services that cross provincial or international borders and which own or operate transmission facilities. We hold a Class A BITS license issued by the CRTC which authorizes us to own or operate telecommunications facilities used in transporting basic telecommunications service traffic to or from Canada. Our license has a five-year term and may not be transferred without the consent of the CRTC. We acquired our license from Teleglobe Canada Limited Partnership pursuant to the consent of the CRTC.

In 1999, the CRTC found sufficient competition in the international services market to forbear from regulating international direct dial telephone service. Wholesale international voice termination service, is our most significant generator of revenues. The CRTC has retained sufficient powers to impose conditions on our delivery of services and our international operations remain subject to the conditions of our CRTC Class A BITS license, which address matters such as competitive conduct and consumer safeguards.

We also hold licenses required by the Canadian Telecommunications Act and the Radiocommunications Act for our satellite earth station sites and international undersea cable landing sites authorizing us to operate such facilities and to carry traffic between Canada and any foreign country or between countries through Canada. The radio transmission licenses are renewable annually. The undersea cable landing licenses are granted for periods of ten or 20 years. All of our licenses are in effect and we are in compliance with all of the terms and conditions under which they were granted.

As a carrier that owns and operates only international submarine cables or earth stations that provide international telecommunications services by means of satellites, we are currently exempt from the Canadian Telecommunications Act restrictions on direct foreign investment in Canadian carriers and their holding companies and the number of non-Canadians permitted on the board of directors of Canadian carriers and their holding companies. As long as these foreign ownership restrictions remain in place, we are precluded from owning and operating any Canadian domestic transmission facilities.

The CRTC recently commenced a public proceeding to determine whether it will regulate Internet telephony. The CRTC’s preliminary view is that its existing regulatory framework for traditional voice services should also apply to Internet telephony services. If the CRTC adopts new regulations governing Internet telephony, Teleglobe or its affiliates, to the extent that they are offering Internet telephony, may be subject to further licensing and other regulatory obligations.

Other Markets

We are also subject to regulation in several other countries throughout the world in connection with our carrier services and other telecommunications service activities. In these jurisdictions, we hold or our local operating entities hold non-exclusive licenses or operate pursuant to general authorization. The policies of the national governments and regulatory authorities of these countries may have a positive or negative impact on our ability to conduct business in such locations.

European Union. We provide international telecommunications services in several of the member states of the European Union, or EU. In Europe, the regulation of the telecommunications industry is governed at a supranational level by the European Parliament, Council and Commission. Recent EU Directives require the repeal of the individual licensing regime used in each Member State. Instead, the licensing regime has been replaced by a general authorization to provide electronic communications networks and services, based on a

“technology neutral approach.” As a result, Member States of the EU no longer issue individual telecommunications licenses to companies except in exceptional circumstances such as the allocation of spectrum. Therefore, all of the licenses we hold in EU Member States have been or soon will be eliminated and we now offer telecommunications services subject to the general conditions and obligations outlined in the Electronic Communications Directives and as developed by individual Member States.

•	United Kingdom-Prior to July 25, 2003, we provided international telecommunications services in the UK pursuant to a Public Telecommunications Operator, or PTO, license granted to our wholly-owned subsidiary, Teleglobe International Limited. All UK PTO licenses were abolished on July 25, 2003, and we now operate under the new U.K. telecommunications regulatory framework which identifies a set of general conditions with which all network and service providers must comply. These conditions fall into the following broad categories: network/service integrity and operability, encouragement of access and interconnection, “universal service” including use in emergencies, consumer protection, and allocation and adoption of numbers.

The UK wholesale international services market in which we compete has been found to be competitive and therefore regulation of our wholesale international operations and services is de minimis.

As part of the implementation of the new regulatory regime, on January 1, 2004, a newly established UK regulator, the Office of Communications, or OFCOM, became responsible for the licensing functions formerly carried out by the Department of Trade and Industry. OFCOM also replaced existing regulatory agencies, including the Office of Telecommunications, or Oftel, that developed regulatory policy and enforced licensing conditions. OFCOM commenced in 2004 a thorough review of all of the licensing and regulatory conditions in place for the telecommunications industry, including regulation of Internet telephony and voice over broadband. We cannot predict the final outcome of this review, and whether OFCOM may regulate the telecommunications industry differently, in particular by imposing regulatory and other fees, or how such regulation may affect our operating costs and competitive position.

•	Rest of Europe-We also provide international telecommunications services in France, Germany, Italy, the Netherlands, and Spain, where we have received licenses under their old licensing regimes or registered or provided notification under their national law or operate under a general authorization or on an unregulated basis. Because the regulatory framework in each of these countries is being harmonized with the EU Directives, we expect that our existing licenses will be replaced by a general authorization in the near future. However, each of these countries is still in the process of implementing the EU Directives into national law and there may be divergences in regulatory policy and practice between them. In addition, the European Commission has launched a proceeding on regulation of VoIP and Internet telephony and the European Regulators Group, or ERG, also is discussing guidelines for VoIP. We cannot predict the final outcome of these proceedings, and whether the EU regulators may regulate the telecommunications industry differently, in particular by imposing regulatory and other fees, or how such regulation may affect our operating costs and competitive position.

Rest of World. In Australia, Norway, and Hong Kong, we also provide international telecommunications services pursuant to non-exclusive licenses or general authorizations. Each country in which we currently conduct or plan to conduct our business has a different regulatory regime and such differences will continue for the foreseeable future. The requirements for us to obtain necessary approvals vary considerably from country to country and are likely to change as competition is permitted in new service sectors. Each of these countries, however, has a pro-competitive regulatory regime that has established rules governing competition between operators. Any change in policy or regulation could have a material adverse effect on our operations and financial condition.

Employees

As of December 31, 2004, we had a total of approximately 800 employees, 200 of whom are covered by collective bargaining agreements.

Geographic Areas

For financial information about geographic areas, including information about revenues and long-lived assets, see Note 21, “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.

Item 2. Properties

As of December 31, 2004, we owned the following properties:

	Building area (square feet)	Land area (acres)
International Switching Centres
Scarborough, Ontario	58,400	6.9
Montreal, Quebec	89,270	4.6
Burnaby, British Columbia	41,321	3.0
Satellite Earth Stations
Weir, Quebec	33,000	86.0
Lake Cowichan, British Columbia	19,250	79.7
Cable Landing Stations
Pennant Point, Nova Scotia	23,900	17.5

We lease our offices in Montreal, which consist of 62,259 square feet of space and expires on July 31, 2005, from SITQ Inc. We moved our corporate office to this location in early 1992. We have entered into a binding letter to lease for a new location of our Montreal offices consisting of 80,000 square feet of space with a lease term commencing June 2005 and terminating on December 31, 2020, from Frank J. Motter Construction. Upon the closing of the acquisition of the Acquired Businesses on May 30, 2003, we moved our corporate headquarters to Hamilton, Bermuda. We lease our offices in Hamilton from Fairway Management (Bermuda) Ltd. pursuant to a lease which expires on December 31, 2005.

For our telecommunications activities, we also lease offices in Toronto, Canada, Reston, Virginia, USA, Hong Kong, China, Sydney, Australia, Madrid and Barcelona, Spain, Abu Dhabi, UAE, Frankfurt, Germany, New Delhi, India, Kuala Lumpur, Malaysia, Moscow, Russia, Paris, France, Manila, Philippines, Singapore, Tokyo, Japan, London, United Kingdom, Princeton, New Jersey, Coral Gables, Florida, Puerto Rico and Rochester, New York.

Item 3. Legal Proceedings

On August 16, 2004, Teleglobe announced that after the merger with ITXC, which was consummated on May 31, 2004, as part of its normal ongoing review of ITXC’s operations in connection with the post-merger integration of the Company and ITXC, the Company had identified and was investigating potential instances of noncompliance with the United States Foreign Corrupt Practices Act (“FCPA”) relating to ITXC’s operations in certain African countries prior to its merger with Teleglobe, consummated on May 31, 2004. The Company voluntarily notified the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) of the matter. The Company’s Audit Committee subsequently engaged an outside law firm, Debevoise & Plimpton LLP (“Debevoise”), to investigate the FCPA-related matters. As a result of the investigation, the following individuals are no longer employed by the Company: the Company’s Vice President, Sales-Wireless, formerly the Executive Vice President, Global Sales for ITXC; the Company’s Regional Buyer for Africa, formerly ITXC’s Regional Director for Africa; and the Company’s Executive Vice President and General Counsel, formerly Vice President, General Counsel and Secretary of ITXC prior to its merger with Teleglobe.

Following the completion of its investigation into the actions of ITXC employees in November 2004, at the request of the Company’s Audit Committee, Debevoise conducted an investigation into Teleglobe’s foreign agency agreements and practices in order to confirm that no similar issues exist with respect to Telelgobe’s compliance with the FCPA.

Debevoise recently completed its investigation with respect to Teleglobe’s compliance with the FCPA, and has issued a final report concerning the results thereof to the Audit Committee. The Debevoise report states that its investigation uncovered no violation of the FCPA by Teleglobe employees. However, the report also concludes that commercial bribery appears to have occurred with regard to two agents retained by Teleglobe (with whom the Company no longer carries on business) relating to one telecommunications carrier in Asia that is a Teleglobe customer. The report finds evidence that it is likely that payments made by Teleglobe to these agents were paid for the benefit of employees of such telecommunications carrier. As a result of the investigation, the Company’s Regional Sales Managing Director, Asia/Pacific and the Company’s sales representative responsible for that carrier have been terminated and several other employees were reprimanded. The Debevoise report makes a number of recommendations aimed at improving Teleglobe’s compliance practices and procedures, which recommendations the Company has begun to implement.

Teleglobe has been cooperating fully with the SEC and the DOJ with respect to this matter, and it has periodically briefed representatives of the SEC and DOJ concerning the investigation. The SEC has advised the Company that it is conducting an informal inquiry into the matter and has requested that Teleglobe provide certain documents to it on a voluntary basis. The Company intends to continue to fully cooperate with the SEC and the DOJ concerning these matters, and has voluntarily provided certain documents to the SEC in response to their request. Based on Debevoise’s investigation into the actions of ITXC employees and any additional factors arising from the final report, Teleglobe cannot predict the extent to which the SEC, the DOJ or any other governmental authorities will pursue administrative, civil or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. The Company has not identified, and does not believe it is likely that, any material adjustment to its financial statements is or will be required in connection with the results of this investigation, although it is possible that a monetary penalty, if any, may be material to the Company’s results of operations in the quarter in which it is imposed.

On May 31, 2004, Teleglobe consummated its merger with ITXC. ITXC has been subject to various legal proceedings relating to claims arising in the ordinary course of business. The following are legal proceedings pending against ITXC.

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

We are also party to suits for collection, commercial disputes, claims from customers and/or suppliers over reconciliation of payments for voice minutes, circuits, Internet bandwidth and/or access to the public switched telephone network, leased equipment, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to prosecute vigorously claims that we have brought and employ all available defenses in contesting claims against us. Nevertheless, in deciding whether to pursue settlement, we will consider, among other factors, the substantial costs and the diversion of management’s attention and resources that would be required in litigation. In light of such costs, we have settled various matters on what we believe have been favorable terms which did not have a material impact on our financial position, results of operations, or cash flows. The results or failure of any suit is not expected to have a material adverse affect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of

Equity Securities

Our common shares traded on the NASDAQ National Market under the symbol “TLGB” since June 1, 2004. As of February 22, 2005, we had approximately 222 record shareholders and as of February 25, 2005 we had approximately 9,835 beneficial stockholders. The following table sets forth the per share range of high and low sales prices for the periods indicated:

Quarter	Year ended December 31, 2004
	High	Low
Second	$11.96	$4.96
Third	$5.30	$2.69
Fourth	$4.43	$2.75

The market price for our shares is volatile and fluctuates in response to a wide variety of factors.

We have never declared or paid any dividends on our common shares. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and other factors the Board of Directors deem relevant.

We have not sold any unregistered securities during the period covered by this report, nor have we repurchased any equity securities during the period covered by this report.

As of December 31, 2004, all equity compensation plans had received shareholder approval, and 3,364,323 options to purchase shares of Teleglobe common shares had been awarded under such plans, with 456,818 options available for future issuance. For further information on such plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data.

There are no restrictions on the Company’s ability to transfer funds in and out of Bermuda, where it is incorporated, or on paying dividends to non-resident shareholders. At the present time, there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by the Company or its shareholders in respect of the Company’s shares. Under Bermuda law, the Company’s board of directors may declare and pay dividends from time to time unless there are reasonable grounds for believing that the Company is or would, after the payment, be unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and issued share capital and share premium accounts.

Item 6. Selected Financial Data

The business history of Teleglobe and its predecessor entities is described under Item 1 of this document. We refer to “Consolidated Old Teleglobe” as the business which originated in 1950 and was acquired in full by BCE in November 2000. We refer to the Telecommunications Group of Consolidated Old Teleglobe as the “Predecessor” and its financial statements as the “Predecessor Financial Statements”.

As more fully explained elsewhere in this document, pursuant to the Purchase Agreement between Consolidated Old Teleglobe and TLGB, an affiliate of Cerberus, dated September 18, 2002, we acquired a portion of the assets and liabilities of Consolidated Old Teleglobe in a transaction that was consummated on May 30, 2003.

The Predecessor’s businesses consisted of the voice, data and mobile roaming businesses, the same lines of businesses as our company. The Predecessor’s businesses included:

•	operations in 47 countries around the world through interconnection points and sales offices;

•	Internet Data Centers that consisted of significant facilities used for hosting content and service providers; and

•	minority ownership interests in Intelsat, a satellite provider.

Of the businesses included in the Predecessor Financial Statements, we did not acquire the operations of the Internet Data Centers, any of the material voice, data and mobile roaming operations outside of the U.S., Canada, United Kingdom, Australia, Hong Kong and Spain or any of the minority equity investments in other companies. We refer to the businesses that we acquired on May 30, 2003 as the “Acquired Businesses” and we refer to the acquirer of the Acquired Businesses as the “Successor.” The financial statements that we refer to as the “Successor Financial Statements” include only the assets, liabilities and results of operations arising out of the Acquired Businesses.

The summary financial and operating data set forth below for each of the five months ended May 30, 2003 and the years ended December 31, 2002 and 2001 have been derived from the financial statements and operating data of the Predecessor, respectively. While we believe that the selected financial and operating data set forth below and in the Predecessor Financial Statements for such periods fairly present, in all material respects, the financial condition, results of operations and cash flows of the Predecessor, neither our CEO nor our CFO had any involvement, direct or indirect, with Consolidated Old Teleglobe during any periods prior to December 1, 2002.

The summary financial data set forth below for the year ended December 31, 2000 is derived from the financial statements of Consolidated Old Teleglobe included in the 2000 and 2001 Annual Report on Form 40-F. During 2000, Consolidated Old Teleglobe was a registrant with the SEC. The information presented for 2000 represents the “BCE Teleglobe” operating segment as reported in the consolidated financial statements included in the 2001 Annual Report of Consolidated Old Teleglobe on Form 40-F. While we have no reason to believe that the selected financial and operating data set forth below with respect to the year ended December 31, 2000 is misleading in any material respect, we did not have any involvement, direct or indirect, with Consolidated Old Teleglobe during any periods prior to December 1, 2002. The information for 2000 has not been reaudited for the purposes of this document.

The following table sets forth selected financial data of the Company for the periods indicated. The balance sheet data as of December 31, 2004 and 2003, and the statement of operations data for the year ended December 31, 2004, seven months ended December 31, 2003, five months ended May 30, 2003 and year ended December 31, 2002 set forth below are derived from the consolidated financial statements of the Company included elsewhere herein. The balance sheet data as of December 31, 2002, 2001 and 2000 and the statement of operations data for the year ended December 31, 2001, two months ended December 31, 2000 and ten months ended October 31, 2000 set forth below are derived from consolidated financial statements of the Company that are not included herein. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements of the Company included elsewhere herein

	Successor		Predecessor			Consolidated Old Teleglobe Successor	Consolidated Old Teleglobe Predecessor
	December 31, 2004 12 months	December 31, 2003 7 months	May 30, 2003 5 months (1)	December 31, 2002 12 months (1)	December 31, 2001 12 months	Two Months Ended December 31, 2000 (2)	Ten Months Ended October 31, 2000 (2)
(in thousands except share and per share data)						(unaudited)	(unaudited)
Operating Data:
Total operating revenues (3)	$1,002,149	$496,317	$361,368	$1,010,295	$1,227,597	$205,000	$1,053,000
Operating expenses
Telecommunication	744,016	344,190	245,207	570,312	618,316	n.a	n.a
Telecommunication-paid to related party	—	—	6,238	20,217	63,483	n.a	n.a
Network, exclusive of amortization and depreciation shown Below	94,832	62,912	55,096	222,968	242,024	n.a	n.a
Selling, general and administrative, exclusive of stock based compensation, professional fees incurred in connection with the carve-out financial statements, bad debt expense, depreciation and amortization shown below	136,830	57,666	40,948	176,928	265,088	n.a	n.a
Stock-based compensation expense	33	7,475	—	556	4,284	n.a	n.a
Professional fees incurred in connection with the carve-out financial statements	—	3,621	—	—	—	n.a	n.a
Bad debt expense	675	687	3,656	46,946	17,915	n.a	n.a
Foreign exchange loss (gain)	(2,641)	4,216	(9,478)	(11,858)	11,512	n.a	n.a
Asset impairment and restructuring charges	893	—	—	1,620,178	78,577	4,000	35,000
Amortization of intangible assets	6,338	1,072	—	—	224,345	51,000	87,000
Depreciation	26,127	10,031	15,037	92,476	128,280	n.a	n.a

Total operating expenses	1,007,103	491,870	356,704	2,738,723	1,653,824	n.a	n.a
Interest expense	12,594	864	375	42,204	138,331	—	—
Interest expense – related party	6,592	292	126	5,138	294	—	—
Interest and other income	(1,058)	(537)	—	(4,310)	(6,405)	—	—
Other expense	81	11	—	955	956	—	—

Total expenses	1,025,312	492,500	357,205	2,782,710	1,787,000	n.a	n.a

(Loss) income before reorganization items and income taxes	(23,163)	3,817	4,163	(1,772,415)	(559,403)	(61,000)	(240,000)
Reorganization items, net	—	—	34,155	192,710	—	—	—

(Loss) income before income taxes	(23,163)	3,817	(29,992)	(1,965,125)	(559,403)	(61,000)	(240,000)
Income taxes	(1,686)	3,492	—	811	1,614	—	—

(Loss) income before cumulative effect of change in accounting policy	(21,477)	325	(29,992)	(1,965,936)	(561,017)	(61,000)	(240,000)
Cumulative effect of change in accounting policy	—	—	—	(4,015,416)	—	—	—

Net (loss) income (3) (4)	$(21,477)	$325	$(29,992)	$(5,981,352)	$(561,017)	$(61,000)	$(240,000)

Preferred stock dividends to parent company	(3,958)	(5,542)

Net loss attributable to common stockholders	$(25,435)	$(5,217)

Basic loss per share	$(0.74)	$(0.19)

Number of common shares used for calculation	34,456,031	28,106,757
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$34,060	$35,279	$79,426	$26,796	$65,773	n.a	n.a
Total assets (3) (4)	556,957	363,757	884,160	657,129	6,791,106	5,792,000	n.a
Long-term obligations, including current portion	100,000	95,000	1,266,000	1,232,000	1,191,000	1,205,000	n.a
Working capital	(26,873)	(40,505)	n.a.	n.a.	n.a.	n.a	n.a
Total stockholders’ equity (deficit)	$161,318	$7,258	$(2,792,439)	$(2,764,121)	$3,165,022	n.a	n.a

(1)	From May 2002, Consolidated Old Teleglobe was in bankruptcy proceedings under the Companies’ Creditors Arrangement Act (Canada), Chapter 11 of the U.S. Bankruptcy Code and Section 9 of the UK Insolvency Act.
(2)	On November 1, 2000, BCE Inc. acquired all of the outstanding shares of Consolidated Old Teleglobe that BCE Inc. and its affiliates did not already own. The purchase accounting adjustments of BCE Inc., including goodwill, were reflected in the consolidated financial statements of Consolidated Old Teleglobe. The financial information prior to November 1, 2000 reflects Consolidated Old Teleglobe’s historical basis of accounting.

The information reflected represents the operating segment of Consolidated Old Teleglobe referred to as “BCE Teleglobe” as reported by Consolidated Old Teleglobe in the consolidated financial statements included in the 2000 and 2001 Annual Report on Form 40-F, except for long-term obligations and redeemable preferred stock which represents the consolidated amounts, included in the Consolidated Old Teleglobe consolidated financial statements for the respective periods.

(3)	Effective January 1, 2002, goodwill was no longer amortized in accordance with the provisions of Statement of Financial Accounting Standards No. 142 (FAS 142). On adoption of FAS No. 142, goodwill in the amount of approximately $4 billion was written off as a cumulative effect of a change in accounting policy. In 2001, the two months ended December 31, 2000, the ten months ended October 31, 2000 and 1999, goodwill amortization amounted to approximately $224 million, $42 million, $25 million, and $30 million, respectively. Before giving effect to goodwill amortization, the income (loss) from continuing operations for 2001, the two months ended December 31, 2000, the ten months ended October 31, 2000 and 1999, would have been approximately $(337) million, $(19) million, $(215) million and $146 million, respectively.
(4)	In 2002 and 2001, impairment and restructuring charges of approximately $1.62 billion and $78.6 million, respectively, were included in loss from continuing operations. In addition, for the five months ended May 30, 2003 and the year ended December 31, 2002, loss from continuing operations includes charges related to reorganization of the Predecessor operations under various bankruptcy proceedings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation

The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included elsewhere herein. In addition to historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including any references in this Annual Report to future revenue growth, future expense growth, future credit exposure, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, (i) challenges in integrating Teleglobe and ITXC and, as a result, may not realize all of the expected benefits of the merger or the expected benefits of the merger may take longer to realize than originally expected (ii) other risks, including the volatile and competitive environment for telecommunications; changes in domestic and foreign economic, market and regulatory conditions; the inherent uncertainty of financial estimates and projections; uncertainty inherent in litigation; unanticipated technological difficulties; the risk that the Company may not be able to access sufficient capital; the creditworthiness of and relationship with our customers; the Company’s debt level and the inherent lack of flexibility resulting therefrom; future transactions and risks inherent in being subject to significant regulation. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

The historical financial information and the audited financial statements to which the following discussion relates for the year ended December 31, 2004 and seven months ended December 31, 2003, which we refer to as the “Successor Financial Statements,” are the consolidated financial statements of Teleglobe for such period. The Successor Financial Statements reflect the assets, liabilities and businesses acquired from Consolidated Old Teleglobe on May 30, 2003, as discussed in detail below.

The historical financial information and the audited financial statements to which the following discussion relates for each of the five months ended May 30, 2003 and the year ended December 31, 2002, which we refer to as the “Predecessor Financial Statements,” are derived from the books and records of Consolidated Old Teleglobe and its subsidiaries, from which we purchased certain assets, liabilities and businesses. The

“Predecessor” represents the Telecommunications Group of Consolidated Old Teleglobe that consisted solely of the voice, data, Internet and wireless roaming services businesses but includes the portions of such businesses not contained in the Acquired Businesses. While we believe that the information set forth in the Predecessor Financial Statements and the selected historical information for such periods fairly presents, in all material respects, the financial position, results of operations and cash flows of the Predecessor, neither our CEO nor our CFO had any involvement with Consolidated Old Teleglobe during any periods prior to December 1, 2002.

The results of operations contained in the audited financial statements for the year ended December 31, 2004 are results of operations for that period and the period presented are not necessarily indicative of the results to be expected for any other period.

Successor

Teleglobe Parent, the majority shareholder of Teleglobe International Holdings Ltd (“TIH”), was incorporated on December 31, 2002, but did not assume ownership of the Acquired Businesses until May 31, 2003 and did not carry on any other activities prior to May 31, 2003. The Successor Financial Statements include only the assets, liabilities and results of operations arising out of the Acquired Businesses. Our operations consist of the provision of international voice, data, Internet and wireless roaming services from our facilities primarily located in Canada, the U.S., the UK, Hong Kong, Spain and Australia to a wide range of customers, including our largest customer, Bell Canada. In particular, the following areas represent material differences in the operations reflected in the Successor Financial Statements as compared to the Predecessor Financial Statements:

Regional Operations Not Purchased

We did not acquire the regional operations of the Predecessor outside the U.S., Canada, the UK, Hong Kong, Spain and Australia. Those operations, the majority of which generated losses and negative cash flows, were either liquidated in Consolidated Old Teleglobe’s bankruptcy proceedings or disposed of by Consolidated Old Teleglobe.

Elimination of Enterprise/Internet Data Center Operations

The Predecessor Financial Statements reflect significant operating losses attributable to excess capacity of co-location facilities and network lease and maintenance costs. The assets supplying such excess capacity were not included in the Acquired Businesses and, as a result, the Successor Financial Statements reflect a significant reduction in operating and maintenance costs.

Headcount Reductions

The Predecessor operated:

•	until September 2001 with approximately 2,200 employees;

•	from September 2001 through May 2002 with approximately 1,800 employees; and

•	from May 2002 through November 2002 with an average of approximately 800 employees.

All of the costs related to such employees are included in the Predecessor Financial Statements as selling, general and administrative costs. The costs related to the approximately 800 employees of the Predecessor are included in the Predecessor Financial Statements through May 30, 2003. Approximately 150 of such employees remained with the Predecessor upon the acquisition of the Acquired Businesses because they were involved solely with the residual operations of the Predecessor. Of the approximate 800 employees, the Successor operated the Acquired Businesses prior to the merger with ITXC with only 650 employees since December 1, 2002, when our senior management began to manage such portion of the Predecessor pursuant to the Interim Management Agreement. With the ITXC merger, the Company now has approximately 800 employees.

Network Efficiency

The bankruptcy process and, in particular, the day-to-day management of the Acquired Businesses by members of our current senior management under the Interim Management Agreement during the period beginning December 1, 2002 through May 30, 2003, permitted us to conduct a thorough review of profitability and utilization of our network on a circuit-by-circuit basis, as well as an evaluation of network resiliency and redundancy and costs relative to competitive benchmarks. Two key actions were undertaken as a result of this process:

•	cancellation of unneeded capacity; and

•	renegotiation of long-term agreements to lower certain operational and leased circuit costs to current market prices, which generally are much lower than previous commitment levels.

These actions have resulted in an over $20.0 million per year reduction in network expenses associated with the operation of indefeasible rights-of-use, or IRU, agreements, maintenance and restoration costs and leased capacity in the periods reflected in the Successor Financial Statements.

Predecessor

The Predecessor’s businesses consisted of the voice, data and mobile roaming businesses, the same lines of businesses as the Successor. The Predecessor’s businesses included:

•	operations in 47 countries around the world through interconnection points and sales offices;

•	Internet Data Centers used for hosting content and service providers; and

•	minority ownership interests in Intelsat, a satellite services provider.

Of the businesses included in the Predecessor Financial Statements, we did not acquire the operations of the Internet Data Centers, any of the voice, data and mobile roaming operations outside of the U.S., Canada, the UK, Australia, Hong Kong and Spain or any of the minority equity investments in other companies, including Intelsat. We refer to the businesses that we acquired as the “Acquired Businesses.”

On September 18, 2002, Consolidated Old Teleglobe entered into a Purchase Agreement with TLGB, an affiliate of Cerberus. On December 1, 2002, following approval of the purchase by the Ontario Superior Court of Justice and the U.S. Bankruptcy Court, Consolidated Old Teleglobe entered into the Interim Management Agreement with TLGB. Under the terms of the Interim Management Agreement, TLGB assumed day-to-day management responsibility for the operations of the Acquired Businesses on December 1, 2002, which continued to operate under bankruptcy protection as described above, pending receipt of regulatory and other approvals.

TLGB designated Teleglobe Parent and its subsidiaries as its designated affiliates pursuant to the Purchase Agreement to consummate the acquisition of the Acquired Businesses. On May 30, 2003, the purchase of the Acquired Businesses by TLGB was completed for a total purchase price of $125.0 million plus assumed liabilities and acquisition costs. For reporting purposes, Teleglobe is using May 31, 2003 as the Successor’s opening balance sheet date.

Business Combinations

We consummated the merger with ITXC Corp. on May 31, 2004. This transaction was accounted for under purchase accounting. See Note 3 to the consolidated financial statements for further information regarding the merger.

Overview

We are a global telecommunications company providing a range of international and domestic telecommunications services on a wholesale basis. We categorize our products and services into three primary groups: voice, data and value-added services. The following table summarizes our key service offerings:

Voice-Transport Services

International Switched Transit

Virtual Transit

Premium Virtual Transit

Data-Transport Services

IP Transit (Local and International Internet Access)

DVB/IP Satellite Access

International Private Leased Circuits

Hard Patched Transit

Broadcast

Indefeasible Rights of Use

Value-Added Services

Mobile Global Roaming and Signaling

Managed Roaming SCCP (Signaling Transport)

International Toll-Free

Inbound collect

Revenue Drivers

Our revenues are impacted by the following factors:

•	with respect to our voice transport revenues, complete dependence upon voice traffic volume;

•	with respect to our data transport revenues in the year ended December 31, 2004, approximately 15% of data transport revenue is dependent on data traffic volume with the remainder of such revenues subject to fixed pricing arrangements;

•	the rate and terms of contractual renewals;

•	our ability to satisfy or exceed service level agreements in customer contracts;

•	the rate of usage of our global roaming, ITFS (international toll free services) and inbound collect services;

•	pricing pressures resulting from competitive market conditions; and

•	the commercial provisions of the Bell Canada Agreement.

Primary Expense Drivers

Our primary expenses are comprised of telecommunication and network expenses, selling, general and administrative expenses, merger expenditures and benefits and depreciation/amortization expenses.

Telecommunications and Network Expenses

Variations in telecommunications and network expenses are primarily due to:

•	volume of voice, data and global roaming traffic;

•	reduction in network costs resulting from competitive market conditions;

•	additions or cancellations of customers and associated local access costs of interconnection circuits;

•	choice of equipment suppliers and terms of agreement with vendors;

•	network redesign and efficiency planning conducted in order to maximize profitability and optimize quality of service; and

•	expansion or reduction of POPs for interconnection with customers and suppliers.

Selling, General and Administrative Expenses

Variations in selling, general and administrative expenses are primarily due to:

•	variations in headcount;

•	increases in average wages and inflation;

•	changes in the number of POPs;

•	use of professional services; and

•	fluctuations in the US dollar-Canadian dollar exchange rate.

Merger Expenditures and Benefits

The Company’s ITXC merger integration plan to achieve annual post-merger benefits of approximately $25 to $30 million is expected to be completed by the end of the second quarter 2005. The integration plan centers around facility and headcount reductions, termination cost savings and consolidation of the Teleglobe and ITXC networks resulting in reduced capital expenditures. There has been a delay of one quarter from the original plan exclusively related to planned integration of routing capabilities. All other aspects of the integration are currently on schedule. Selling, general and administration expenses (SG&A) savings are partially impacted and the majority of termination cost savings will be delayed until completion. To date, the Company has realized in excess of 50% of the estimated post-merger benefits. Integration costs, including consultant fees, retention bonuses and other costs directly related to the integration of ITXC, of approximately $11.4 million are included in the consolidated results of operations for the year ended December 31, 2004. Property and equipment expenditures related to the integration total approximately $8.9 million on the Consolidated Balance Sheet as at December 31, 2004.

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

We have also realized network savings in the short-term by migrating some common customers from two interconnects to one, improving utilization rates. This allows us growth capacity with lower investment requirements for a period of time. In the longer term we anticipate benefits from network growth via VoIP, an inherently more cost effective medium than TDM. To date, the Company has achieved its integration goal related to network consolidation. The benefits of our completed network consolidation will be reflected in our network expenses.

Facilities and headcount reductions:

To date the Company has achieved its integration goal related to closures of overlapping facilities. Further savings may be achieved from the sublet of excess floor space. The second half of 2004 SG&A costs have not been significantly impacted by savings from headcount reductions mainly because the results include estimated retention bonus to be paid in the near term. However, SG&A for the first quarter of 2005 and onwards is expected to reflect net benefits from these reductions.

Termination cost savings:

In the future, due to the nature of the international wholesale voice industry, the increase in volume from the merger with ITXC will result in substantial termination cost savings for the combined company with other carriers. The planned integration of the combined company least cost routing capabilities will allow the combined company to route traffic using the lowest cost available in any of the combined company’s routes. While our benefits to date are limited, we anticipate the synergies to occur after we have completed integrated routing towards the end of the second quarter of 2005.

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

In the year ended December 31, 2004, approximately 66% and 34% of our revenue was generated through net settlement and traditional settlement, respectively.

Critical Trends; Performance Drivers

Price Erosion

Throughout the late 1990’s, the number of companies deploying and managing international fiber optic networks for the provision of voice and data transport services increased dramatically, fueled by expectations for substantial increases in demand as well as investor optimism. The resulting oversupply, coupled with competition among suppliers, has resulted in transport and capacity prices plummeting. However, in light of the potential consolidation within the U.S. telecommunications industry, including the pending AT&T and SBC merger, Teleglobe believes that it is well positioned as the only company to focus exclusively on the international wholesale market. Although the price for data transport is highly variable as a function of geography and transport system, according to industry sources the price for data transport has declined due to overcapacity and intense competition. Our average revenue per minute, or ARPM, for international voice traffic has decreased significantly per year since the beginning of 2000, as price erosion has been offset to some extent by favorable product mix. We continued to experience price erosion throughout 2004 and anticipate this trend to continue but to a lesser extent.

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

Although relatively infrequent, there can be material disputes with customers over volume or traffic recognized on our customers’ switches. Our practice is to maintain recorded revenue based on our traffic data until the merits of a dispute are identified.

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

Valuation of Goodwill and Other Intangible. We have made acquisitions in the past two years that included the recognition of a significant amount of goodwill and other intangible assets. Commencing January 1, 2002, goodwill is no longer amortized, but instead is assessed for impairment annually or more frequently as triggering events occur that indicate a decline in fair value below that of its carrying value. In making these assessments, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market comparable data. There are inherent uncertainties related to these factors and our judgment, including the risk that the carrying value of our goodwill may be overstated or understated.

Income Taxes. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, and all available evidence. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our financial condition and results of operations in future periods, as well as final review of our tax returns by taxing authorities, which, as a matter of course, are regularly audited by federal, state and foreign tax authorities.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company’s adoption of this standard did not result in a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the potential impact this may have on its financial position, results of operations or cash flows.

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes the impact on the financial statements should be consistent with the FAS 123 pro forma disclosure contained in Note 17 of the financial statements.

Results of Operations - Comparison of the Years Ended December 31, 2004 and December 31, 2003

Set forth below is a description of the results of operations derived from the Successor financial statements for the year ended December 31, 2004 and the seven months ended December 31, 2003. These results include only the results of operations arising from the purchase of certain businesses from Old Teleglobe. The discussion below sets forth the results of operations derived from the Predecessor financial statements for the five months ended May 30, 2003 consisting of all businesses owned by Old Teleglobe. For purpose of comparing periods, the results for the seven months ended December 31, 2003 of the Successor have been grouped with the Predecessor financial statements for the five months ended May 30, 2003 by mathematically adding the relevant periods without making any adjustments. The results of operations for the year ended December 31, 2003 would have been different if the entire periods were part of the Successor. The results of ITXC are included in the consolidated results of operations from June 1, 2004.

Revenues

The following table presents revenues derived from each product group and other relevant revenue-related information for the periods indicated. For geographical reporting, revenues are attributed to the geographic location in which the customer is located. The results of ITXC are included from June 1, 2004.

	Year Ended December 31, 2004	Year Ended December 31, 2003
	Successor	(2)
	(Unaudited)
Revenues per line of business (in millions of U.S. dollars)
Voice – transport	$803	$646
Data – transport	107	125
Value – added services	92	87

Total	$1,002	$858

Total revenues excluding Bell Canada (1) revenues	$900	$682
Minutes of traffic (in millions)
Voice – transport	11,368	7,522
Other	226	220

Total	11,594	7,742

Average voice revenue per minute	$0.071	$0.086
Percentage of revenues from Bell Canada (1)	10.2%	20.5%
Number of POP’s at period-end	59	52
Number of customers at period-end	1,409	1,137

Geographic distribution of revenues
Asia	9%	10%
Canada	14%	22%
Europe	30%	25%
USA	32%	32%
Latin America	4%	4%
Other	11%	7%

Total	100%	100%

1	Bell Canada is Canada’s largest telecommunications company.
2	For purpose of comparing periods, the results for the seven months ended December 31, 2003 of the Successor have been grouped with the Predecessor financial statements for the five months ended May 30, 2003 by mathematically adding the relevant periods without making any adjustments. The results of operations for the year ended December 31, 2003 would have been different if the entire periods were part of the Successor.

Predecessor revenue includes portions of the Predecessor business not acquired by Successor and may not be directly comparable. Total revenues, excluding revenues from Bell Canada, increased by $217.7 million or 31.9% to $899.6 million in the current period as compared to $681.9 million for the year ended December 31, 2003. The revenues generated from Bell Canada decreased due to the renegotiated volume and pricing arrangements as discussed above. The increase in revenues, excluding the Bell revenue, mainly results from the inclusion of ITXC revenue from June 1, 2004. The number of customers at current quarter-end represents an increase of 272, including customers obtained through the merger with ITXC, as compared to the comparable period in 2003.

Revenue generated from voice transport services increased by approximately $157.1 million or 24.3% to $803.1 million during the year ended December 31, 2004 from $646.0 million for the year ended December 31, 2003. The increase is mainly due to the inclusion of ITXC revenue from June 1, 2004 and from an increase in minutes of traffic carried. Minutes of traffic carried increased mainly due to a network expansion in Europe and additional market penetration in the USA with the signing of new contracts and customers. Total minutes of traffic carried in the current year versus last year increased by 49.8%. The increase is mainly due to the inclusion of ITXC related minutes from June 1, 2004 while excluding such amounts in 2003. The increase in revenue was partially offset by the current competitive pricing trends in the telecommunication industry and a scheduled decrease in volume and price adjustment under the Bell Canada Agreement. Although Teleglobe’s revenues generated from Bell Canada are expected to continue to decline as a result of the amended agreement, access to the Canadian market has resulted in increased volumes from other major telecommunication companies in that market.

During the year ended December 31, 2004, the average voice revenue per minute was approximately $0.071 per minute, as compared with $0.086 per minute during the year ended December 31, 2003. The decrease in average revenue per minute is primarily attributable to changes in our route destination mix, repricing of Bell services and to an overall decline in rates experienced in telecommunications over the past year.

Data service revenue decreased to $107.1 million in the year ended December 31, 2004 from $125.2 million in the year ended December 31, 2003. This amounts to a decrease of approximately $18.1 million or 14.4% on a yearly basis. The decline is in large part a result of cancellation of customer contracts in mid-2003 due to uncertainty with Old Teleglobe’s asset sale as well as the repricing of contracts upon renewal as a result of ongoing price competition. These declines were partially offset by increased traffic volumes billed to retained customers and new customers. During Old Teleglobe’s bankruptcy, the Predecessor experienced difficulty in signing up new data customers, which led to a decline in data revenues as existing contracts terminated during the five months ended May 30, 2003.

Revenue generated from value added services increased by $5.4 million or 6.2% to $92.0 million for the year ended December 31, 2004 from $86.6 million for the comparable period of 2003. We experienced increases in signaling services in the current periods, offset by a volume decline in other value added services primarily from operations that were eliminated during the restructuring of the Predecessor and by price erosion resulting from competition by new entrants into the mobile global roaming services market.

Operating Expenses

The following table outlines operating costs as a percentage of revenue for the periods indicated. The results of ITXC are included from June 1, 2004.

	Year Ended December 31, 2004	Year Ended December 31, 2003
	(Successor)	(1)
	Unaudited
Total operating revenues	100.0%	100.0%
Operating expenses
Telecommunication	74.2%	69.4%
Network, exclusive of depreciation and amortization (shown below)	9.5%	13.8%
Selling, general and administrative exclusive of, bad debt expense, stock based compensation expense, professional fees incurred in connection with the carve-out financial statements, depreciation, amortization and restructuring charges (shown below)	13.7%	11.5%
Stock based compensation expense	—	0.9%
Professional fees incurred in connection with the carve-out financial statements	—	0.4%
Bad debt expense	0.1%	0.5%
Foreign exchange loss (gain)	(0.3)%	(0.6)%
Restructuring charges	0.1%	—
Amortization of intangible assets	0.6%	0.1%
Depreciation	2.6%	2.9%

Total operating expenses as a percentage of revenues	100.5%	98.9%

1	For purpose of comparing periods, the results for the seven months ended December 31, 2003 of the Successor have been grouped with the Predecessor financial statements for the five months ended May 30, 2003 by mathematically adding the relevant periods without making any adjustments. The results of operations for the year ended December 31, 2003 would have been different if the entire periods were part of the Successor.

Telecommunication expense

Telecommunication expense during the current year increased by approximately $148.4 million or 24.9% to $744.0 million from $595.6 million for the same period in 2003 primarily as a result of the increase in revenues due to the inclusion of ITXC’s results from June 1, 2004. The increase was partially offset by the termination of our mobile global roaming joint venture agreement with Comfone AG and lower voice termination costs reflecting benefits from price deflation. At the time of the Acquisition, management had decided to terminate the Comfone agreement and recorded its best estimate of the fair value of the termination payment as an unfavorable contract in the purchase price allocation. Accretion of the liability to reflect the amounts payable are recorded as interest expense. As a percentage of revenue, telecommunication expense increased during the year ended December 31, 2004 as compared to the prior year periods mainly due to an unfavorable mix of voice transport destinations with lower average margin per minute.

Network expense

Network expense decreased by approximately $23.2 million or 19.6% to $94.8 million in the current year from $118.0 million for the comparable period in 2003. The decrease is mainly due to the cancellation of access circuits in 2003 no longer required in 2004 as a result of the terminated contracts and the rejection of network contracts determined to be unprofitable. Further decreases resulted from ongoing contract renegotiations with our suppliers. The decreases were partially offset by the inclusion of ITXC’s network expenses from June 1, 2004.

Network expense as a percentage of revenue decreased in the current year as compared to the same period in 2003. The percentage decrease is a function of the decrease in expenses while revenues increased for the same comparative periods.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expense has increased by approximately $38.2 million or 38.8% to $136.8 million in the year ended December 31, 2004 from $98.6 million for the year ended December 31, 2003. The increase is mainly due to ITXC integration costs of approximately $11.4 million and the inclusion of ITXC’s SG&A expense from June 1, 2004. Furthermore, SG&A expense was adversely affected by the decline in value of the US dollar as compared to the Canadian dollar from the 2003 periods to the 2004 periods, resulting in an increase in our Canadian dollar expenses. The 2004 period also includes professional fees incurred in connection with the Foreign Corrupt Practices Act investigation in the approximate amount of $2.3 million. The overall increase in SG&A expenses in 2004, is partially offset by the inclusion of costs in the five months ended May 30, 2003 relating to certain operations of the Predecessor that were not acquired by the Successor. The integration of ITXC is currently underway and once completed is expected to provide significant synergies resulting in a decreased cost base. See “Merger Benefits and Expenditures” in the Overview section for an update on the ITXC integration.

Stock based compensation expense

A non-cash charge was recorded in the year ended December 31, 2003 as a result of the purchase of common shares from TLGB by key executives at the price paid for such shares by TLGB as of the closing of the Acquisition. The charge is calculated based on the difference between the purchase price of such shares paid by the executives and the estimated value of such shares as of the date on which both the executives were committed to buy the shares and TLGB committed to sell such shares. The change in the value of all of the outstanding common shares in the aggregate was determined to be an increase of $230.0 million from $5.0 million as of May 31, 2003 to $235.0 million as of July 10, 2003. An aggregate amount of 3.25% of common shares was deemed to have been committed to be purchased by Teleglobe management and sold by TLGB as of July 10, 2003 and, as a result, the Company recorded a compensation expense of approximately $7.5 million.

Professional fees incurred in connection with the carve-out financial statements

An amount of $3.6 million was recorded in 2003. These costs relate to professional services required to prepare and audit the carve-out financial statements.

Bad debt expense

Bad debt expense for the current year of $0.7 million decreased by $3.7 million or 84.5% from the year ended December 3,1 2003. The bad debt expense of $4.3 million recorded in 2003 reflects the inability of the Predecessor to effectively collect outstanding accounts in its liquidating international entities resulting from Old Teleglobe’s bankruptcy proceedings.

Foreign exchange (gain) loss

The foreign exchange gain of $2.6 million for the year ended December 31, 2004 is a function of the effect of fluctuations in the Canadian dollar, Euro, British Pound and other currencies versus US Dollar on the assets and liabilities of the Company. The 2004 amounts include a $1.7 million translation gain related to prior periods. The Company’s reporting currency is the US dollar, however, the Company transacts business in several different currencies.

The foreign exchange gain of $5.3 million recorded in 2003 is primarily due to the fluctuations in value of the Canadian dollar and Euro-denominated assets and liabilities.

Restructuring expense

During the year ended December 31, 2004, the Company reduced its workforce by 15 people. As a consequence, the Company incurred restructuring costs in the amount of $0.9 million consisting of severance. There were no restructuring expenses in 2003.

The retention bonuses that will be paid to ITXC employees upon their departure are being amortized over such employees agreed upon service period and are included in SG&A expenses. In 2004, the total amount expensed is approximately $1.5 million.

Amortization expense

Amortization expense in the current year of $6.3 million increased by $5.3 million or approximately 490% from $1.0 million for the same period in 2003. The increase is due to intangible assets recorded in connection with the Acquired Businesses and the merger with ITXC. The Predecessor did not have any intangible assets recorded at May 30, 2003.

Depreciation expense

Depreciation expense increased by $1.0 million or 4.2% to $26.1 million in the current year from $25.1 million for the comparable period in 2003 mainly due to the inclusion of ITXC’s depreciation partially offset by the lower carrying value basis in the assets of the Successor resulting from the application of purchase accounting.

Other expenses

Interest expense

Interest expense in the current year of $19.2 million increased by approximately $18.0 million from $1.2 million for the comparable period in 2003. The increase is mainly due to $12.1 million accretion of the Comfone liability to the amounts expected to be paid. The joint venture agreement, acquired as part of the acquisition of the Predecessor, was terminated January 2003, requiring the Company to pay Comfone AG its share of any cash derived from the mobile global roaming business until the end of fiscal 2004. At the time of the Acquisition, management recorded its best estimate of the fair value of the termination payment as an unfavorable contract in the purchase price allocation. The remainder of the increase is mostly due to the interest expense related to the senior notes issued in connection with the ITXC merger.

Income taxes

The tax recovery of $1.7 million for the year ended December 31, 2004 is due to current tax recoveries of $1.9 million partially offset by deferred tax expense of $0.2 million. The current tax recovery of $1.9 million is primarily due to a $1.9 million tax receivable resulting from the carry back of losses incurred by the US entity in the year ended December 31, 2004 which will offset taxable income filed in 2003. The deferred tax expense of $0.2 million is the net result of recording deferred income tax assets due to net operating losses and other temporary differences in recognizing assets and liabilities for financial reporting and tax purposes, offset by a 100% valuation allowance reserve in respect to the deferred income tax assets, plus adjustments in respect to the 2003 prior period.

During the seven months ended December 31, 2003, income tax expense of $3.5 million was recorded. The provision for the seven months ended December 31, 2003 consists of current tax payable of $2.7 million mostly relating to the US operations, plus deferred tax expense of $0.8 million relating to various temporary differences.

Due to a different corporate tax structure from the Predecessor and the Predecessor’s bankruptcy proceedings, no meaningful comparison can be made to the five months ended May 30, 2003.

Results of Operations-Comparison of the Seven Months Ended December 31, 2003 (Successor) and the Five Months Ended May 30, 2003 (Predecessor)

Set forth below is a description of the results of operations derived from the Successor Financial Statements for the seven months ended December 31, 2003. These results include only the results of operations arising out of the Acquired Businesses after the purchase of the Acquired Businesses. The discussion below sets forth the results of operations derived from the Predecessor Financial Statements for the five months ended May 30, 2003. These results reflect management of the Acquired Businesses by the current senior management of Teleglobe pursuant to the IMA. However, certain operations of the Predecessor included in the Predecessor Financial Statements for such period were not acquired by Teleglobe Parent and continued to be operated by Consolidated Old Teleglobe and its management after May 30, 2003. For purposes of comparing periods of different length, the information below is presented using monthly average amounts for each of the seven months ended December 31, 2003 and the five months ended May 30, 2003, in each meaningful case derived from the actual aggregate amounts for such period.

	Five Months Ended May 30, 2003 vs. Seven Months Ended December 2003	Five Months Ended May 30, 2003 vs. Seven Months Ended December 2003	May 30, 2003 5 months Predecessor	December 31, 2003 7 months Successor
	Monthly averages variance for the periods ended	Monthly averages dollar variance for the periods ended	Monthly averages for the periods ended
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues
Telecommunication	-1.9%	$(1,372)	$72,274	$70,902
Operating expenses
Telecommunication	-2.2%	(1,119)	50,289	49,170
Network, exclusive of amortization and depreciation (shown below)	-18.4%	(2,032)	11,019	8,987
Selling, general and administrative exclusive of stock-based compensation expense, professional fees incurred in connection with the carve-out financial statements, bad debt expense, amortization and depreciation (shown below)	0.6%	48	8,190	8,238
Stock-based compensation expense	NM	1,068	—	1,068
Professional fees incurred in connection with the carve-out financial statements	NM	517	—	517
Bad debt expense	-86.6%	(633)	731	98
Foreign exchange loss (gain)	NM	2,498	(1,896)	602
Amortization	NM	153	—	153
Depreciation	-52.3%	(1,575)	3,008	1,433

Total operating expenses	-1.5%	(1,075)	71,341	70,266
Interest expense	65.0%	65	100	165
Interest and other income	NM	(77)	—	(77)
Other expense (income)	NM	2	—	2

Total expenses	-1.5%	(1,085)	71,441	70,356

Income (loss) before reorganization items, income taxes	-34.5%	(287)	833	546
Reorganization items, net	NM	(6,831)	6,831	—

Income (loss) before income taxes	NM	6,544	(5,998)	546
Income taxes	NM	499	—	499

Net income (loss)	NM	$6,045	$(5,998)	$47

NM = Percentage variance not meaningful

Operating revenue

Monthly average operating revenues decreased by $1.4 million, or 1.9%, to approximately $70.9 million for the seven months ended December 31, 2003 from approximately $72.3 million for the five months ending May 30, 2003. This decline was primarily due to a decline in price and rate of renewals in our data services.

Monthly average revenues for voice transport services increased by $0.6 million, or 1.1%, to $54.0 million for the seven months ended December 31, 2003 from $53.4 million for the five months ended May 30, 2003. Voice minutes increased by approximately 6.2% to 642 million average minutes for the seven months ended

December 31, 2003 from a monthly average of 625 million minutes for the five months ended May 30, 2003. Average revenue per minute or ARPM decreased by 0.4 cents, or 5.0%, in the current period as compared to the five months ended May 30, 2003, reflecting a significant decrease in the ARPM received for voice transport services provided to Bell Canada due to a scheduled decline in the contract, partially offset by sales to destinations with a higher ARPM on an overall basis from our other customers.

Monthly average revenues for data services decreased by $2.7 million, or 22.5%, to $9.3 million for the seven months ended December 31, 2003 from $12.0 million for the five months ended May 30, 2003. These declines were the result of cancellation of customer contracts due to uncertainty with Consolidated Old Teleglobe’s asset sale as well as the repricing of contracts upon renewal as a result of ongoing price competition. These declines were partially offset by increased traffic volumes billed to retained customers. During Consolidated Old Teleglobe’s bankruptcy, the Predecessor experienced difficulty in signing up new data customers, which led to a decline in data revenues as existing contracts terminated during the five months ended May 30, 2003.

Monthly average revenues from our value added services increased $0.9 million, or 12.1%, to $7.6 million for the seven months ended December 31, 2003 from $6.8 million for the five months ended May 30, 2003. The increase was primarily due to increased volumes of mobile global roaming service delivery from increased global traffic during the seven months ended December 31, 2003, as well as the addition of new customers during the seven month period. Volume increases were partially offset by price erosion resulting from competition by new entrants into the mobile global roaming services market.

Telecommunication expense

Monthly average telecommunication expense decreased by $1.1 million, or 2.2% to approximately $49.2 million for the seven months ended December 31, 2003 from approximately $50.3 million for the five months ended May 30, 2003 primarily as a result of the termination of our mobile global roaming joint venture agreement with Comfone and lower voice termination costs reflecting benefits from price deflation in the telecommunications industry and our increased focus on cost reductions.

Network expense

Monthly average network expense decreased by $2.0 million, or 18.4%, to approximately $9.0 million for the seven months ended December 31, 2003 from approximately $11.0 million for the five months ended May 30, 2003, due to the cancellation of access circuits no longer required as a result of the terminated contracts, rejection of contracts determined to be unprofitable as a going concern and price decreases for leased capacity. This decrease was partially offset by increases in total customers for our data business, resulting in increased need for provisioned access circuits from our POPs to customer premises.

Selling, general and administrative expenses

Monthly selling, general and administrative expenses at a monthly average of approximately $8.2 million was relatively flat during each period. During the seven months ended December 31, 2003, selling, general and administrative costs decreased due to reductions in employee headcounts. However, the decrease was offset by the negative foreign exchange impact on our Canadian dollar expenses.

Stock based compensation expense

A non-cash charge was recorded in the seven month period ended December 31, 2003 as a result of the purchase of common shares from TLGB, Teleglobe Parent’s majority shareholder, by key executives at the price paid for such shares by TLGB as of the closing of the acquisition of the Acquired Businesses. The charge is calculated based on the difference between the purchase price of such shares paid by the executives and the estimated value of such shares as of the date on which both the executives were committed to buy the shares and TLGB was committed to sell such shares. The change in the value of all of the outstanding common shares in the aggregate was determined to be an increase of $230.0 million, from $5.0 million as of May 31, 2003 to $235.0 million as of July 10, 2003. An aggregate amount of common shares representing 3.25% of common shares was deemed to have been committed to be purchased by Teleglobe management and sold by TLGB as of July 10, 2003 and, as a result, we recorded a compensation expense of approximately $7.5 million during the seven months ended December 31, 2003. The key executive employees exercised their rights to purchase the shares on October 1, 2003.

Professional fees incurred in connection with the carve-out financial statements

An amount of $3.6 million was recorded in the seven months ended December 31, 2003. These costs relate to professional services required to prepare and audit the carve-out financial statements.

Bad debt expense

Monthly average bad debt expense decreased by $0.6 million, to $0.1 million for the seven months ended December 31, 2003, from $0.7 million for the five months ended May 30, 2003, primarily due to collection of accounts which were previously provided for on doubtful accounts acquired on May 30, 2003.

Foreign exchange loss (gain)

The foreign exchange loss for the seven months ended December 31, 2003 was approximately $4.2 million primarily consisting of fees and losses on foreign exchange contracts of approximately $0.8 million and losses on Canadian dollar and Euro-denominated accounts receivable and accounts payable of approximately $3.4 million.

The foreign exchange gain of $9.5 million for the five months ended May 30, 2003 was primarily due to the increase in the value of our Canadian dollar and Euro-denominated accounts receivable and cash balances.

Depreciation expense

Monthly average depreciation expense decreased by $1.6 million, or 52.3%, to approximately $1.4 million for the seven months ended December 31, 2003 from approximately $3.0 million for the five months ended May 30, 2003, reflecting the lower carrying value basis in the assets of our company resulting from the application of purchase accounting.

Interest expense

Monthly average interest expense increased by approximately $65,000, or 65%, to $165,000 for the seven months ended December 31, 2003 from approximately $100,000 for the five months ended May 30 , 2003 primarily due to the interest payable to Cerberus that accrued on the $25.0 million note during the month of June 2003, which was repaid in June 2003 and interest on the liability associated to the termination of the Comfone revenue sharing agreement.

Interest income, other income and other expense

During the seven months ended December 31, 2003, interest income of $0.5 million was recorded. The amount relates to interest earned from short term investments and a gain on sale of fixed assets.

Reorganization items, net

The Predecessor recorded approximately $34.2 million of reorganization items for the five months ended May 30, 2003 primarily due to a $34.0 million foreign exchange loss related to the increase in the value of the

Canadian dollar debt of the Predecessor and to legal fees and other charges associated directly with the bankruptcy proceedings of Consolidated Old Teleglobe of approximately $8.7 million offset by approximately $7.2 million of settlement gains on pre-petition debt and $1.3 million of interest income and other gains. We had no such liabilities or expenses and recorded no reorganization items for the seven months ended December 31, 2003.

Income taxes

During the seven months ended December 31, 2003, income tax expense of $3.5 million was recorded. The provision for the seven months ended December 31, 2003 consists of current tax payable of $2.7 million mostly relating to the US operations, plus deferred tax expense of $0.8 million relating to various temporary differences.

The $3.5 million of tax expense for the seven months ended December 31, 2003 yielded an effective tax rate of 91%. However, the stock-based compensation expense of $7.5 million included in the Consolidated Statement of Operations is not tax effected because it is considered a permanent difference. Furthermore, $3.6 million relating to professional fees incurred in connection with historical financial statements was recorded in the Bermuda parent, which pays no corporate income taxes. After adjusting for these charges, the effective tax rate would have been approximately 23%.

Due to a different corporate tax structure from the Predecessor and the Predecessor’s bankruptcy proceedings, no meaningful comparison can be made to the previous five months of operations by the Predecessor.

Results of Operations – Comparison of the Five Months Ended May 30, 2003 (Predecessor) and Twelve Months Ended December 31, 2002 (Predecessor)

Set forth below are:

•	the results of operations derived from the Predecessor Financial Statements for the five months ended May 30, 2003 during which the Acquired Businesses were being operated by the current senior management of Teleglobe pursuant to the IMA with the remaining operations of the Predecessor, included in the Predecessor Financial Statements for such period, continued to be operated by Consolidated Old Teleglobe and its management; and

•	the results of operations derived from the Predecessor Financial Statements for the twelve months ended December 31, 2002 while all of the operations of the Predecessor, including the Acquired Businesses, were being operated by Consolidated Old Teleglobe’s management until December 1, 2002, at which time the Acquired Businesses began to be operated by the current senior management of Teleglobe pursuant to the IMA.

For purposes of comparing periods of different length, the information below is presented using monthly average amounts for each of the five months ended May 30, 2003 and the year ended December 31, 2002, in each case derived from the aggregate amounts for such period.

	Five Months Ended May 30, 2003 vs. Twelve Months Ended December 2002	Five Months Ended May 30, 2003 vs. Twelve Months Ended December 2002	May 30, 2003 5 months Predecessor	December 31, 2002 12 months Predecessor
	Monthly averages variance for the periods ended	Monthly averages dollar variance for the periods ended	Monthly averages for the periods ended
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues
Telecommunication	-14.2%	$(11,917)	$72,274	$84,191
Operating expenses
Telecommunication	2.2%	1,078	50,289	49,211
Network, exclusive of depreciation (shown below)	-40.7%	(7,562)	11,019	18,581
Selling, general and administrative exclusive of stock-based compensation expense, bad debt expense, asset impairment, restructuring charges and depreciation (shown below)	-44.5%	(6,554)	8,190	14,744
Stock-based compensation expense	NM	(46)	—	46
Bad debt expense	-81.3%	(3,181)	731	3,912
Foreign exchange loss (gain)	-91.9%	(908)	(1,896)	(988)
Asset impairment and restructuring charges	NM	(135,015)	—	135,015
Depreciation	-61.0%	(4,698)	3,008	7,706

Total operating expenses	-68.7%	(156,886)	71,341	228,227
Interest expense	-97.5%	(3,845)	100	3,945
Interest and other income	NM	359	—	(359)
Other expense (income)	NM	(80)	—	80

Total expenses	-69.2%	(160,452)	71,441	231,893

Income (loss) before reorganization items, income taxes	NM	148,535	833	(147,702)
Reorganization items, net	-57.5%	(9,228)	6,831	16,059

Income (loss) before income taxes and cumulative effect of change in accounting policy	NM	157,763	(5,998)	(163,761)
Income taxes	NM	(68)	—	68
Cumulative effect of change in accounting policy	NM	334,618	—	(334,618)

Net income (loss)	NM	$492,449	$(5,998)	$(498,447)

NM = Percentage variance not meaningful

Operating revenue

Monthly average operating revenues decreased by $11.9 million, or 14.2%, to $72.3 million for the five months ended May 30, 2003 from $84.2 million for the twelve months ended December 31, 2002.

Monthly average revenues for voice transport services declined by $0.4 million, or 0.7%, to $53.6 million for the five months ended May 30, 2003 from $54.0 million for the twelve months ended December 31, 2002. Voice minutes declined by approximately 4.6% to 625 million minutes for the five months ended May 30, 2003 from a monthly average of 656 million minutes for the twelve months ended December 31, 2002 primarily due to the loss of customer contracts with legal entities that were forced into liquidation. The effects of this decline were largely offset by sales to customers and destinations with a higher ARPM for the five months ended May 30, 2003 as compared to the mix of such customers and destinations for the twelve months ended December 30, 2002.

Monthly average revenues for data services decreased by $10.1 million, or 45.9%, to $12.0 million for the five months ended May 30, 2003 from $22.1 million for the twelve months ended December 31, 2002 primarily due to termination of unprofitable customer contracts, as well as cancellation of customer contracts due to uncertainty with Consolidated Old Teleglobe’s bankruptcy proceedings, particularly with respect to contracts with legal entities that were forced into liquidation. An additional factor in the decline in average monthly data revenues was the repricing of renewed contracts at reduced rates due to ongoing competition which was partially offset by higher volumes of IP traffic for customers with volume based billed revenues.

Monthly average revenues from our value added services decreased by $1.3 million, or 16.0%, to $6.8 million for the five months ended May 30, 2003 from $8.1 million for the twelve months ended December 31, 2002. The decrease was primarily due to the decision by Consolidated Old Teleglobe to cede control of certain subsidiaries that Teleglobe would not be acquiring, partially offset by continued growth in the mobile global roaming services.

Telecommunication expense

Monthly average telecommunication expense increased by $1.1 million, or 2.2%, to approximately $50.3 million for the five months ended May 30, 2003 from approximately $49.2 million for the 12 months ended December 31, 2002 primarily as a result of a shift in the mix of our voice termination destinations from lower cost jurisdictions to higher cost jurisdictions, partially offset by cost deflation reflecting competitive conditions.

Network expenses

Monthly average network expense decreased by $7.6 million, or 40.7%, to approximately $11.0 million for the five months ended May 30, 2003 from approximately $18.6 million for the 12 months ended December 31, 2002. The decrease was primarily driven by the cancellation of approximately $74.4 million in annual aggregate of costs, or a monthly average of $6.2 million per month, for access circuits and cable operation and maintenance contracts as part of the restructuring of the Predecessor that were not acquired by our company. The remaining monthly average decrease of $1.4 million was primarily due to renegotiated pricing for leased capacity services due to ongoing competitive pressures.

Selling, general and administrative expenses

Monthly average selling, general and administrative expenses decreased by $6.6 million, or 44.5%, to approximately $8.2 million for the five months ended May 30, 2003 from approximately $14.8 million for the year ended December 31, 2002 as a result of the decreased personnel costs following significant reductions in employee headcount in May 2002 and September 2002. All charges associated with the headcount reductions during 2002 since the commencement of Consolidated Old Teleglobe’s bankruptcy proceedings are reflected in restructuring charges. In addition, the Predecessor reduced its POPs and real estate facilities during 2002 primarily through the elimination of the European operations and through selected eliminations for the remaining businesses pursuant to the bankruptcy process, permanently reducing facilities expenses for future periods.

Bad debt expense

Monthly average bad debt expense decreased by $3.2 million, or 81.3%, to approximately $0.7 million for the five months ended May 30, 2003 from $3.9 million for the twelve months ended December 31, 2002. The higher monthly average bad debt expense during 2002 reflected the poor financial situation of some of our customers, which reduced collectability of certain of our receivables, as well as the inability of the Predecessor to collect certain outstanding accounts in its liquidating international operations. We believe that 2002 was an unusual period for bad debt expense and believe the performance in 2003 to be more representative of our ongoing collection performance.

Foreign exchange gain

The foreign exchange gain of approximately $9.5 million for the five months ended May 30, 2003 was primarily due to the increase in the value of our Canadian dollar and Euro-denominated accounts receivable and cash balances. The foreign exchange gain of approximately $11.9 million for the twelve months ended December 31, 2002 was primarily due to an increase in value of approximately $9.7 million from European currency denominated accounts receivable.

Asset impairment and restructuring charges

Asset impairment and restructuring charges for the year ended December 31, 2002 were $1.62 billion due to negative developments in the telecommunications industry including excess capacity and pricing pressures, continuing losses for the Predecessor, significant cash outflows for the build out of the international network infrastructure and the decision by BCE Inc. to cease further financial support of Consolidated Old Teleglobe. These charges were related to the impairment of the fixed assets and intangible assets and related to employee severance and other related employee costs.

Depreciation

Monthly average depreciation expense decreased by $4.7 million, or 61.0%, to approximately $3.0 million for the five months ended May 30, 2003 from approximately $7.7 million for the year ended December 31, 2002, as a result of the impairment of fixed assets in 2002.

Interest expense

Monthly average interest expense decreased by $3.8 million, or 97.5%, to approximately $0.1 million for the five months ended May 30, 2003 from approximately $3.9 million for the year ended December 31, 2002 due primarily to elimination of interest on the Predecessor long-term indebtedness. Interest expense on the Predecessor’s long-term debt ceased to be recorded in all periods after May 2002 as a result of Consolidated Old Teleglobe’s bankruptcy proceedings.

Interest and other income

The Predecessor recorded approximately $4.3 million of income for the year ended December 31, 2002, primarily due to gains on interest rates swap agreements of approximately $4.2 million related to its long-term debt for the first five months of 2002. The remaining approximately $0.1 million of income was due to interest income on bank accounts. The Predecessor had no interest income for the five months ended May 30, 2003.

Other expense (income)

There was no other expense (income) for the five months ended May 30, 2003. The expense of $1.0 million for the year ended December 31, 2002 is primarily related to a loss on disposal of assets of $1.2 million.

Reorganization items, net

The Predecessor recorded approximately $34.2 million of reorganization items for the five months ended May 30, 2003 primarily due to a $34.0 million foreign exchange loss related to the increase in the value of the Canadian dollar debt of the Predecessor and to legal fees and other charges associated directly with the bankruptcy proceedings of Consolidated Old Teleglobe of approximately $8.7 million offset by approximately $7.2 million of settlement gains on pre-petition debt and $1.3 million of interest income and other gains.

The Predecessor recorded $192.7 million of reorganization items for the year ended December 31, 2002, mostly due to the loss of control and write off of approximately $275.3 million of net assets of most of its international subsidiaries following the announcement in April 2002 that BCE would no longer continue to provide financial support to the Predecessor, and the ensuing bankruptcy filings in May 2002. It also includes professional fees of approximately $33.0 million associated directly with the bankruptcy proceedings partially offset by approximately $90.0 million of favorable settlements of various pre-petition liabilities and gains on disposal of investments of $25.4 million.

Income taxes

For the five month period ended May 30, 2003, the Predecessor continued to have significant operating losses. During the period, a number of factors affected the provision, including a change in enacted rates and realization of certain non-taxable amounts, offset by a reversal of related valuation allowances. However, due to the Predecessor’s financial position and future operating prospects, the Predecessor continued to retain a significant valuation allowance against deferred tax assets.

For the year ended December 31, 2002, the Predecessor continued to have significant losses which were carried forward for tax purposes. Due to a period of losses and unsettled conditions in the telecommunications industry, the Predecessor applied a valuation allowance against such losses and certain other deferred tax assets. The resulting provision represented Canadian Large Corporation Tax, a form of alternative minimum tax.

Cumulative effect of change in accounting policy

Prior to January 1, 2002, the Predecessor amortized goodwill over 20 years. The Predecessor assessed the impairment of goodwill and other intangible assets when events or changes in circumstances indicated that the carrying value may not be recoverable. A determination of impairment was then made based on estimates of undiscounted future cash flows and any impairment was charged to income. As of January 1, 2002 (upon adoption of SFAS No. 142), the remaining goodwill is no longer amortized, but is evaluated for impairment at least annually based on the fair value of the reporting unit to which the goodwill relates. The adoption of SFAS No. 142 resulted in goodwill being fully impaired. This impairment was accounted for as a change in accounting policy, resulting in a cumulative adjustment.

Liquidity and capital resources

Cash flow from operations

In 2004, the Successor’s cash flows used in operating activities are $5.7 million due to a net loss of $21.5 million, reduced by adjustments of $29.7 million for non-cash items less $13.9 million related to changes in operating assets and liabilities. The majority of the non-cash items relates to depreciation and amortization. The changes in operating assets and liabilities stem mostly from timing of receipts and payments related to accounts receivable and accounts payable.

Investing Activities

In 2004, the Successor generated cash flows from investing activities of $3.7 million. The purchases of property and equipment totaling $28.9 million in the year ended December 31, 2004, consists of network upgrades, interconnection capacity needs and ITXC related purchases. The ITXC integration related items total approximately $8.9 million.

Cashflows from investing activities was mostly derived from the sale of marketable securities acquired through the merger with ITXC totaling approximately $25.5 million, cash acquired from the merger of $4.9 million and a reduction in restricted cash acquired from the merger of $1.6 million.

Financing Activities

The negative $5.7 million in financing activities relates mostly to the retirement of the preferred shares and the related dividend payment offset by the issuance of senior notes, all related to the consummation of the merger with ITXC. In 2004, we also had $1.3 million in capital lease obligation payments.

Liquidity

We believe that our current liquidity and anticipated future cash flows from operations will be sufficient to fund our operations. Our expenditures in 2005 will be primarily attributable to operating expenses, capital expenditures, integration costs associated with the ITXC merger and interest payments. We cannot be certain, however, that additional cash will not be required, particularly if we make significant acquisitions or other investments. The Company exchanged its $95 million preferred shares for $100 million senior notes. The Company is required to make principal repayments of $25 million no later than May 31, 2006, $25 million no later than May 31, 2007 and $50 million no later than May 31, 2008 in addition to interest expense relating to this loan at 10% per annum plus 1% of the outstanding balance at the end of the first year and 2% of the outstanding balance at the end of the second year.

Our working capital at December 31, 2004 is in a negative position of $26.9 million versus a negative position of $40.5 million at December 31, 2003. The improvement is mostly related to the inclusion of ITXC’s cash, marketable securities and restricted cash balances as a result of the merger. The settlement process in bilateral operating agreements has permitted the Company to operate successfully with negative working capital. We cannot be certain that these conditions will not change in future periods.

Current economic conditions of the telecommunications and information services industry, combined with our financial position and liquidity, have created potential opportunities for our company to acquire companies or portions of companies. In addition to the ITXC merger, we continuously evaluate these opportunities and could make additional acquisitions or partnership agreement in the near term.

The following summarizes the Company’s contractual obligations as of December 31, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods. There are no other off balance sheet items other than those noted in the table below.

Payments due	Operating Lease Obligations	Purchase Obligations	Capital Lease Obligations	Senior Note Obligations	Other Long-term Obligations	Pension and Other Benefit Payments	Total
	(amounts in thousands)
2005	$29,426	$8,913	$2,182	$—	$214	$6,841	$47,576
2006	15,423	1,563	1,065	25,000	219	6,938	50,208
2007	13,343	142	47	25,000	216	7,058	45,806
2008	12,758	—	—	50,000	212	7,128	70,098
2009	12,574	—	—	—	219	7,268	20,061
Thereafter	71,486	—	—	—	1,376	37,249	110,111

Total	$155,010	$10,618	$3,294	$100,000	$2,456	$72,482	$343,860

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	Over 5 years
Standby letters of credit	$5,224	$5,224	$—	$—	$—

Total commercial commitments	$5,224	$5,224	$—	$—	$—

Risks Factors

Our ability to service our debt will require a significant amount of cash.

To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. We cannot assure you that our operating performance will generate sufficient cash flow or that our capital resources will be sufficient for payment of our debt obligations in the future. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

•	variations in operating results;

•	changes in, or our ability to meet, financial estimates by securities analysts;

•	changes in market valuations of companies in the telecommunications industry;

•	announcements by us or our competitors relating to significant contracts or customers, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	our success or failure to implement our business plans;

•	increases or decreases in reported holdings by insiders or mutual funds;

•	additions or departures of key personnel;

•	changes in dividend policy;

•	future sales of common shares; and

•	stock market price and volume fluctuations generally.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot assure you as to the terms of any such transaction or how soon any such transaction could be completed. We have historically benefited from favorable cash flow as a result of industry practices followed in net settlement of bilateral agreements. Changes in these industry practices could negatively affect our cash flow and balance sheet.

We face challenges in integrating Teleglobe and ITXC and, as a result, may not realize all of the expected benefits of the merger or the expected benefits of the merger may take longer to realize than originally expected.

Integrating the systems and operations of Teleglobe and ITXC is a complex process and could be more costly and time intensive than we have estimated. ITXC’s systems, operations and customer base will have to be integrated with Teleglobe’s network, operations and customers. Risks associated with the integration effort include:

•	the attention and effort devoted to the integration of the two companies could significantly divert management’s attention from other important issues, such as customer and revenue development and could seriously harm us;

•	it may be difficult for us to assimilate cultures and/or retain key employees;

•	it will require substantial effort for us to integrate systems, departments and operations and/or maintain or create uniform standard controls, procedures and policies, including the standardization of back-office processing systems, best cost routing systems and other similar internal systems and controls; and

•	revenue, margin and cost synergies may not materialize or may take longer to realize or turn out to be materially less than we have estimated.

Our failure to successfully integrate or realize the benefits of the merger could have a material adverse effect on the combined companies’ business, financial condition and operating results or could result in the loss of key customers or personnel. As a result of these risks, the historical financial and operational performance of Teleglobe and ITXC may not provide an accurate indication of the future performance of Teleglobe.

Prior to the Merger, ITXC failed to comply with the Foreign Corrupt Practices Act, or FCPA, which could result in significant adverse effects on us

Like other companies operating internationally, we are subject to the FCPA, the Canadian Corruption of Foreign Public Officials Act (CFPOA), and other laws which prohibit improper payments to foreign governments and their officials by the United States, Canada and other jurisdictions. We operate in countries known to experience endemic corruption. Our extensive operations in such countries increases risk of an unauthorized payment by one of our employees or agents, which would be in violation of various laws including the FCPA and CFPOA.

On August 16, 2004, Teleglobe announced that after the merger with ITXC which was consummated on May 31, 2004, as part of its normal ongoing review of ITXC’s operations in connection with the post-merger integration of the Company and ITXC, the Company had identified and was investigating potential instances of noncompliance with the United States Foreign Corrupt Practices Act (“FCPA”) relating to ITXC’s operations in certain African countries prior to its merger with Teleglobe, consummated on May 31, 2004. The Company voluntarily notified the Securities and Exchange Commission (“the SEC”) and the U.S. Department of Justice (“the DOJ”) of the matter. The Company’s Audit Committee subsequently engaged an outside law firm, Debevoise and Plimpton LLP (“Debevoise”) to investigate the FCPA-related matters. As a result of the investigation, the following individuals are no longer employed by the Company: the Company’s Vice President Sales-Wireless, formerly the Executive Vice President, Global Sales for ITXC; the Company’s Regional Buyer for Africa, formerly ITXC’s Regional Director for Africa; and the Company’s Executive Vice President and General Counsel, formerly Vice President, General Counsel and Secretary of ITXC prior to its merger with Teleglobe.

Following the completion of its investigation into the actions of ITXC employees in November 2004, at the request of the Company’s Audit Committee, Debevoise conducted an investigation into Teleglobe’s foreign agency agreements and practices in order to confirm that no similar issues exist with respect to Teleglobe’s compliance with the FCPA.

Debevoise recently completed its investigation with respect to Teleglobe’s compliance with the FCPA, and has issued a final report concerning the results thereof to the Audit Committee. The Debevoise report states that its investigation uncovered no violation of the FCPA by Teleglobe employees. However, the report also concludes that commercial bribery appears to have occurred with regard to two agents retained by Teleglobe (with whom the Company no longer carries on business) relating to one telecommunications carrier in Asia that is a Teleglobe customer. The report finds evidence that it is likely that payments made by Teleglobe to these agents were paid for the benefit of employees of such telecommunications carrier. As a result of the investigation, the Company’s Regional Sales Managing Director, Asia/Pacific and the Company’s sales representative responsible for that carrier have been terminated and several other employees were reprimanded. The Debevoise report makes a number of recommendations aimed at improving Teleglobe’s compliance practices and procedures, which recommendations the Company has begun to implement.

Teleglobe has been cooperating fully with the SEC and the DOJ with respect to this matter, and it has periodically briefed representatives of the SEC and DOJ concerning the investigation. The SEC has advised the Company that it is conducting an informal inquiry into the matter and has requested that Teleglobe provide certain documents to it on a voluntary basis. The Company intends to continue to fully operate with the SEC and the DOJ concerning these matters, and has voluntarily provided certain documents to the SEC in response to their request. Based on Debevoise’s investigation into the actions of ITXC employees and any additional factors arising from the final report, Teleglobe cannot predict the extent to which the SEC, the DOJ or any other governmental authorities will pursue administrative, civil, or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. The Company has not identified, and does not believe it is likely that, any material adjustment to its financial statements is or will be required in connection with the results of this investigation, although it is possible that a monetary penalty, if any, may be material to the Company’s results of operations in the period in which it is imposed.

We may continue to operate at a loss.

We had a net loss $21.5 million in the year ended December 31, 2004. We may continue to incur net losses and may not be able to realize revenues from products and services that exceed our operating costs. Factors that may impact our profitability include our ability to:

•	minimize and/or manage customer losses;

•	manage continuing price declines;

•	obtain cost reductions to offset price declines;

•	manage capital spending without impeding revenue growth;

•	manage cash;

•	make capital expenditures;

•	generate operating cash flow;

•	meet debt obligations; and

•	manage operating costs.

We may not be able to effectively execute our business plan.

Our management has developed a business strategy that includes cost cutting initiatives. Specifically, we believe that Teleglobe will achieve significant cost savings through head count reductions, the application of ITXC’s automated technology to Teleglobe’s older back office processes, more efficient equipment buying and routing of traffic based on the economies of scale offered to Teleglobe with the addition of ITXC’s business, and lower Internet connectivity and capital expenditure costs for us. Our longer range plans include additional investments in advanced process and system technologies for network monitoring, least-cost voice call routing processes and automation of billing and settlement functionality. We also expect to expand our product offerings both organically and through acquisitions.

Our business strategy is multi-faceted and is likely to pose a significant challenge to our management. The implementation of cost cutting strategies may have unintended consequences, such as adverse impacts on the quality of our services which could result in the loss of customers and revenue. The business strategy is based on current and forecasted market conditions, and material changes in such conditions could result in losses and other unforeseen adverse effects on us, despite the successful implementation of the planned cost savings and other elements of our strategy. Due to the highly competitive nature of the telecommunications industry and continuing price declines, our strategy to increase volume and increase or sell value added products may not be sufficient to offset such price declines. We have a limited operating history under present senior management and have limited experience in forecasting results for the business in its present form. Forecasting in light of Teleglobe’s acquisition of ITXC has become even more complex.

Failure to effectively execute our business plan could have a material adverse effect on our business, growth, financial condition, results of operations, and ability to make payments on our obligations. Any additional acquisitions could divert resources and management attention and require integration with our existing operations. We cannot assure you that any additional acquisitions will be successful. In addition, we cannot assure you that we will be successful or timely in developing and marketing service enhancements or new services that respond to technological change, changes in customer requirements, and emerging industry standards.

We may not have access to sufficient capital to maintain and grow our business.

Although we have $34.1 million in cash, cash equivalents, marketable securities and restricted cash as of December 31, 2004, the future capital requirements of Teleglobe to sustain its current operations and to facilitate necessary growth will depend on a number of factors, including our success in maintaining and increasing the number of customers we serve, the expenses associated with the maintenance of our network, regulatory changes, competition, technological developments, potential merger and acquisition activity, and the economy’s ability to sustain a recovery from the recent downturn. Additionally, our future capital requirements likely will increase if we acquire or invest in additional services, assets, products, and technologies. It has been very difficult in recent years to raise capital, especially for telecommunications companies like our company. There is no assurance that access to additional capital will become any easier in the future, nor can we assure you that any such financing will be available on terms favorable to us, or at all.

Any acquisitions or investments made by our company could disrupt the business.

As part of our strategy, we intend to consider acquisitions of, or investments in, complementary businesses, technologies, services or products. Future acquisitions and investments involve numerous risks, including:

•	diversion of management attention;

•	difficulties in assimilating the acquired business;

•	potential loss of key employees, particularly those of the acquired business;

•	difficulties in transitioning key customer relationships;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	other unanticipated costs.

Acquisitions and investments may result in the incurrence of debt and assumption of liabilities, as well as large integration and acquisition expenses. Any of these factors could materially harm our business or operating results. In addition, even if an acquired business enjoyed strong growth as an independent business prior to an acquisition, we cannot be sure that the business will continue to have strong growth after an acquisition.

Our failure to acquire, integrate, and operate new technologies could harm our competitive position.

The telecommunications industry is subject to rapid technological changes, evolving industry standards, changing client needs and frequent new service and product introductions. Technological developments are also shortening product life cycles and facilitating convergence of different segments of the increasingly global information industry. Our future success will depend in significant part on our ability to anticipate changes in industry standards, successfully introduce new technologies, initiatives, products and services and upgrade current products and services, and to comply with emerging industry standards. For example, our acquisition of ITXC and its VoIP technology directly responds to our analysis of the increased reliability, cost advantages and efficiency of VoIP technology and the increase in voice traffic using the technology since 2001. Furthermore, as we seek to deploy new products, services and technologies and update our networks to remain competitive, we may be exposed to incremental financial risks associated with newer technologies that become obsolete sooner than expected or that may affect our level of earnings by shortening the useful life of some of our assets. In addition, technological advances may further reduce the costs of new plant and equipment thereby further diminishing or eliminating barriers to market entry for potential competitors. There can be no assurance that such technologies will be developed according to anticipated schedules, that they will perform according to expectations or that they will achieve commercial acceptance. We may be required to make additional capital expenditures if suppliers fail to meet anticipated schedules, if a technology’s performance falls short of expectations, or if commercial success is not achieved. Furthermore, the introduction of new products or services employing new technologies could render existing products or services unmarketable. In addition, we cannot assure you that we will be successful or timely in developing and marketing service enhancements or new services that respond to technological change, changes in customer requirements or emerging industry standards.

Bell Canada is our largest customer; if we were to lose Bell Canada as a customer or traffic generated from our commercial relationship with Bell Canada were to unexpectedly decline in a material amount, even temporarily, our business, results of operations and financial condition would be materially and adversely impacted.

Bell Canada, our largest customer, accounted for approximately 10.2% of our revenues for the year ended December 31, 2004. All of our net revenues from Bell Canada were pursuant to the Master Wholesale Pricing and Services Coordinating Agreement, as amended, or the Bell Agreement, with Bell Canada. The Bell Agreement extends through December 31, 2007. However, the Bell Agreement may be terminated by Bell Canada prior to December 31, 2007 in certain limited circumstances, which include the consummation of a transaction constituting a change of control of Teleglobe without the prior consent of Bell Canada.

Our revenues from Bell Canada have been declining.

The Bell Agreement was amended on June 12, 2003 to extend the agreement and Bell Canada’s minimum purchase commitment for two additional years, from January 1, 2006 to December 31, 2007 for certain services. In exchange for Bell Canada’s agreement to eliminate the requirement that Teleglobe purchase telecommunications services for delivery in Canada exclusively from Bell Canada, Teleglobe agreed to eliminate the requirement that Bell Canada purchase certain telecommunications services for delivery outside of Canada exclusively from Teleglobe (e.g., IP transit, IPL and international voice), thereby permitting Teleglobe to enter into agreements with other major Canadian telecommunications carriers such as Telus for the sale and/or purchase of telecommunications services. The amendment also reduced annually, in each of the years 2004 through 2007, by specified amounts, the percentage of the traffic that each party is committed to purchase from the other. In addition, the pre-existing requirement to provide Bell Canada pricing at least as favorable as the prices available to any other customer receiving similar services, known as a most favored nations clause, was maintained. As a result of these provisions and the overall trend in the international telecommunications industry toward continual price declines, revenues generated by Bell Canada have been and are expected to continue to decline over time.

Our Mobile Global Roaming business may decline due to changing technologies.

Our wireless mobile global roaming business provides roaming services for GSM, Integrated Dispatch Enhanced Network, or iDen, Universal Mobile Telecommunications System, or UMTS, and Enhanced Specialized Mobile Radio, or ESMR, networks around the world. However, it may be more difficult for us to provide roaming between other network standards, including networks based on third generation, or 3G, standards, because our service may not be able to work with such other standards to identify mobile subscribers’ locations and profiles. Within the last several years, some roaming providers have begun to use protocol gateways that translate data from disparate networks into a single common language that permits the provision of roaming service to a variety of network types. As 3G networks become more prevalent, demand for our services may drop which would have a material adverse effect on our gross margins and financial performance.

We are currently litigating a patent infringement lawsuit with respect to our VoIP services, which if adversely determined, could materially adversely affect our financial condition or operating results.

On April 14, 2004, Acceris Communications Technologies, Inc. commenced a patent infringement suit in the United States District Court of the District of New Jersey, against ITXC, alleging that ITXC’s VoIP services and systems infringe Acceris’ U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” A responsive pleading has been filed and discovery commenced. On May 7, 2004, ITXC filed a lawsuit against Acceris for infringement of a number of ITXC’s VoIP patents. The suit alleged infringement of five of ITXC’s United States Patents, numbers 5,889,774, 6,026,087, 6,404,864, 6,628,760 and 6,661,878, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network (PSTN). On July 6, 2004, the Court rejected Acceris’ initial motion to dismiss ITXC’s case based upon alleged failure to conduct an adequate precomplaint investigation. We intend to vigorously defend against the allegations of infringement in that case and we believe we have substantial defenses to them. However, an adverse result in this litigation could either result in injunctive relief precluding all or a portion of our VoIP activity or materially impact our revenue and profitability.

We are subject to significant regulation that could change in an adverse manner.

Communications services are subject to significant regulation at the federal, state, local and international levels. Regulators at the federal and state levels require us to pay various fees and assessments, file periodic reports, and comply with various rules, regulations and requirements regarding various aspects of our operations. These regulations affect us, our existing and potential competitors and the profitability of the services we offer. Delays in receiving required regulatory approvals or the enactment of new and adverse regulations or regulatory requirements may have a material adverse effect on our business, financial condition and operating results. We cannot assure you that the FCC or a state commission will grant required authority or refrain from taking action against us if we are found to have provided service in a way that violates applicable rules and/or regulations or otherwise violate the rules of a regulator in a jurisdiction in which we operate. In addition, future legislative, judicial, and regulatory agency actions which pertain to our operations could have a material adverse effect on our business, financial condition and operating results.

The FCC is continuing to implement federal legislation that provides for a significant deregulation of the U.S. telecommunications industry, including the local exchange, long distance and cable television industries. This legislation remains subject to judicial review and additional FCC rulemaking. As a result, we cannot predict the legislation’s effect on our future operations. Many regulatory actions are under way or are being contemplated by federal and state authorities regarding important items. These actions could have a material adverse effect on our business, financial condition and operating results.

Increased regulation of the Internet and/or Internet Telephony may negatively affect our ability to provide services or may make those services less profitable either in the U.S. or in the foreign jurisdictions in which we provide or may seek to provide service.

Certain of our services make extensive use of the Internet and Internet telephony. In many jurisdictions, both in the U.S. and abroad, the regulatory treatment of such services is unsettled and a number of regulatory authorities are currently considering changing or increasing the level of regulation applicable to the provision of services which use the Internet. Increased regulation of the Internet may slow its growth and impact our cost of providing our service. In addition, the FCC or other agencies may in the future impose surcharges or other regulations upon us which could materially adversely affect our business, financial condition and operating results.

U.S. The FCC has considered whether to impose surcharges or other common carrier regulations, including an obligation to provide access to emergency services, upon certain providers of Internet telephony. While the FCC has refrained thus far from such regulation, the regulatory classification of Internet telephony remains unresolved. The FCC has issued a Notice of Proposed Rulemaking to examine the appropriate regulatory treatment of IP-enabled services, including phone-to-phone Internet telephony. In the meantime, on April 21, 2004, the FCC released a decision in which it determined that certain phone-to-phone long distance services provided by AT&T are basic services even though such calls traverse the Internet. Although that decision states that it is limited to the AT&T services there at issue and the FCC has not indicated how its ruling will affect other services such as the international services we offer, the FCC’s decision may increase the likelihood that IP-enabled services, including some of the services we offer, may be subject to regulation. On November 9, 2004, the FCC also ruled that the Voice over Internet Protocol service, or “VoIP” service, of Vonage Holdings Corp. (“Vonage”) is an interstate service offering and therefore is not subject to traditional state public utility regulation. The FCC did not reach a determination as to whether the service offered by Vonage is properly classified as an “information” or “telecommunications” service under federal law. Prior to the FCC’s ruling on Vonage’s services, several state commissions, including those in Minnesota, Wisconsin and California, had at least preliminarily determined that certain Internet telephony services should be subject to regulation. After the Vonage decision, it is still under consideration what the appropriate scope of state regulation may be for providers of VoIP services. The manner in which these proceedings are resolved could result in requirements that the FCC and/or state commissions impose greater or lesser regulation on us, which in turn could materially adversely affect our business, financial condition and operating results. Furthermore, while we believe that we are in material compliance with existing state law, it is possible that as a result of one of these proceedings, one or more state commissions could assert that some of the services we provide are regulated or are regulated in a manner different than we currently believe to be the case or that we have failed to comply with state rules or regulations. If the FCC were to adopt rules affecting the regulatory status of Internet telephony, our operations may be adversely affected.

International. Increased regulation of the Internet and/or Internet telephony providers or the prohibition of Internet telephony in one or more foreign countries that we operate in could materially adversely affect our business, financial condition, operating results and future prospects. The regulatory treatment of Internet telephony outside of the U.S. varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony also prohibit Internet telephony. Other countries permit but regulate Internet telephony. Some countries will evaluate proposed Internet telephony services on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries, Internet telephony has not yet been addressed by legislation or regulation. Increased regulation of the Internet and/or Internet telephony providers or the prohibition of Internet telephony in one or more countries could materially adversely affect our business, financial condition and operating results. Our failure to qualify to do business in a foreign jurisdiction in which we are required to do so or to comply with foreign laws and regulations could harm our ability to conduct international operations.

If our interpretation of regulations applicable to our operations is incorrect, we may incur additional expenses or become subject to more stringent regulation.

Some of the jurisdictions where we provide services have little, if any, written regulations regarding our operations. In addition, the written regulations and guidelines that do exist in a jurisdiction may not specifically address our operations. If our interpretation of these regulations and guidelines is incorrect, we may incur additional expenses to comply with additional regulations applicable to our operations. It is possible that one or more governmental agencies will disagree with our interpretation of existing laws or regulations and assert that our operations are not in compliance with those laws or regulations. In that event, it is possible that the governmental agency might initiate an enforcement action or impose restrictions on our operations which could have a material adverse effect on our operations.

Federal, state and international government regulation may reduce our ability to provide services, or make our business less profitable.

As a multinational enterprise, we are subject to varying degrees of regulation by state, federal and foreign regulators. Our business, financial condition, operating results and future prospects could be materially adversely affected by changes in the ways that Congress, the FCC, state regulatory authorities, foreign governments and/or other bodies regulate, tax, or otherwise restrict the services we provide. The laws that affect the services we provide are subject to frequent changes and different interpretations, and, therefore, it is difficult for us to assess the impact of these factors on our operations. The implementation, modification, interpretation and enforcement of these laws and regulations vary and can limit our ability to provide many of our services. Our ability to compete in our target markets depends, in part, upon favorable regulatory conditions and favorable interpretations of existing laws. The recent domestic and international trend has been toward deregulation of telecommunications and Internet services. This trend has enabled us to compete in new domestic and international markets but has also provided greater flexibility for previously more highly regulated traditional telecommunications providers to compete with us. Notwithstanding this trend, several countries, including the U.S., are considering proposals that may regulate or impose additional costs upon services that we offer or plan to offer. For example, the Canadian Radio-television and Telecommunications Commission, or the CRTC, recently commenced a public proceeding to determine whether it will regulate Internet telephony. The CRTC’s preliminary view is that its existing regulatory framework for traditional voice services should also apply to Internet telephony services. If the CRTC adopts new regulations governing Internet telephony, Teleglobe or its affiliates, to the extent that they are offering Internet telephony, may be subject to further licensing and other regulatory obligations.

Uncertainty or negative publicity may negatively affect our business.

There is a possibility that uncertainty or adverse publicity concerning Consolidated Old Teleglobe’s bankruptcy (including the on-going bankruptcy proceedings of Consolidated Old Teleglobe), which commenced in May 2002 and through which Teleglobe acquired its current lines of business, our disclosures of violations of the Foreign Corrupt Practices Act by ITXC prior to the merger and apparent commercial bribery by two agents retained by Teleglobe relating to one telecommunications carrier, or negative perceptions about the industry as a whole could hinder our ability to obtain new customers or undermine our commercial relationship with existing customers.

Our revenues will be impaired if we experience difficulties in collecting receivables.

As a wholesale provider of international long distance services, we depend upon traffic from other long distance providers, and the collection of receivables from these customers. If we experience difficulties in the collection of our accounts receivable from our major customers, our revenues may be substantially reduced. This concentration of revenues increases the risks associated with non-payment by customers, and we may experience significant write-offs related to the provision of wholesale carrier services if any of our large customers fail to pay their outstanding balances. We will expend considerable resources to collect receivables from customers who fail to make timely payments. We continually seek to minimize bad debt; however, our experience indicates that a portion of past due receivables will never be collected and that the existence of bad debt is a necessary cost of conducting our business. As of December 31, 2004, we had reserved approximately $25.1 million for receivables that were expected to be uncollectible. Our bad debt expense could rise significantly above historical or anticipated levels. Any significant increase in bad debt levels could substantially reduce our profitability.

Dependence on third-party carriers and satellite operators may result in considerable disadvantages for our company.

On certain routes, an important portion of traffic is carried through transmission lines and/or satellite circuits that we lease. Historically, when there has been excess transmission and/or satellite capacity, lease rates have declined and short-term leases have been advantageous. In the future, longer term leases may become more attractive. We could suffer competitive disadvantages if we enter into leases with inappropriate durations, leases based on per-minute charges for high volume routes or leases with fixed monthly rates for low volume routes. We may also be vulnerable to service interruptions and poor transmission quality, including quality issues arising from leased lines and/or satellite circuits. We do not control a substantial portion of the networks upon which the traffic we carry travels. As a result, our business could be materially harmed by activity which results in congestion, failure or deficiencies in the infrastructure. On certain of our routes, we are dependent on carrier vendors and satellite operators to deliver our traffic. There can be no assurance that relationship with such carrier vendors or satellite vendors will not deteriorate or terminate or that third parties will be able to upgrade or improve their equipment or prevent their equipment from becoming obsolete.

We interconnect with and use traditional telephone companies’ networks to service our customers. In some instances, telephone companies have relied on our company to supply technologies, services and capabilities in order to provide their services. We cannot assure you that we will be able to continue to obtain those services or that we can continue to retain those services on rates, terms and conditions favorable to us.

Our success depends on growth in the use of the Internet, and on the willingness of customers to buy our Internet service.

An important driver for network and infrastructure investments for our company will be the growth of Internet traffic. The nature of traffic is dependent on residential and business Internet usage. Our business, financial condition and results of operations could be materially adversely affected should future levels of Internet traffic be lower than we currently anticipate. In addition, new or modified laws or regulations governing the Internet could decrease the demand for our Internet services and increase the costs of selling such services.

Political or economic forces could result in pressures that would tend to fragment the Internet by either reducing the use of uniform standards or diminishing the free flow of data, especially across borders. This could adversely affect the use or growth of the Internet or the availability or use of VoIP.

We will not be profitable if we do not receive attractive rates from other carriers for our long distance traffic.

Our gross margins depend upon rates we receive from other carriers for the traffic we route. Our costs of routing international long distance traffic may increase if the volume of minutes that we carry on our network decreases, because our ability to obtain favorable rates and tariffs from suppliers depends, to a significant extent, on our total volume of long distance traffic. We may not succeed in maintaining the volume of international and domestic long distance traffic necessary to obtain favorable rates and tariffs. In addition, our ability to market our long distance resale services depends upon the existence of spreads between the rates offered by us and the rates offered by the carriers with which we compete, as well as the carriers from which we obtain service. A decrease in these spreads could substantially reduce our gross margins.

Network failure or delays and errors in transmissions expose our company to potential liability.

Our network uses a collection of communications equipment, software, operating protocols, and proprietary applications for the high-speed transportation of large quantities of voice and data among multiple locations. Our success depends largely on our ability to deliver competitively priced, uninterrupted international telecommunications services. Any system or network failure that interrupts our operations could prevent us from providing some or all of our services. Given the complexity of our network, it may be possible that voice and data will be lost or distorted. Delays in voice and data delivery may cause significant losses to a customer using our network. Our network may also contain undetected design faults and software bugs that, despite our testing, may not be discovered in time to prevent harm to our network. The failure of any equipment or facility on the network could result in the interruption of customer service until we effect necessary repairs or install replacement equipment. Network failures, delays, and errors could also result from natural disasters, power losses, security breaches, acts of terror, and computer viruses. These failures, faults, or errors could cause delays or service interruptions, damage our reputation, expose us to loss of customers or customer liability, or require expensive modifications, any of which circumstances could have a material adverse effect on our business, financial condition and operating results.

We may be vulnerable to technical malfunctions which could hinder our provision of services and could cause the loss of customers.

We are dependent upon management information systems and switching equipment to provide services to our customers, manage our network, collect billing information and perform other vital functions. These systems and equipment are subject to hardware defects and software bugs. These risks increase during the integration of

Teleglobe and ITXC systems. See “We face challenges in integrating Teleglobe and ITXC and, as a result, may not realize all of the expected benefits of the merger or the expected benefits of the merger may take longer to realize than originally expected.” If we experience substantial technical difficulties with our hardware or software, we may not succeed in routing traffic effectively, or in billing customers accurately, which could reduce our profitability or cause us to lose our customers.

Our profitability will be reduced if we become the victim of fraud or theft of services.

The telecommunications industries have historically incurred losses due to fraud. Unauthorized transactions or theft of our services could reduce our profitability substantially. Although we have implemented anti-fraud measures in order to control losses relating to fraudulent practices, we may not succeed in effectively controlling fraud when operating in the international or domestic telecommunications markets. From time to time, callers have obtained services without rendering payment by unlawfully using our access numbers and identification codes. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. We believe that our risk management practices will be adequate, and to date neither company has experienced material losses from fraud or theft.

Natural disasters could adversely affect our business by damaging our network facilities or curtailing voice, data or Internet traffic.

Many of the geographic areas where our assets are located and where we conduct our business may be affected by natural disasters, including hurricane, earthquakes and tropical storms. Hurricanes, tropical storms, earthquakes and other natural disasters could have a material adverse effect on our business, financial condition and operating results by damaging our network facilities or curtailing voice, data or Internet traffic as a result of the effects of such events.

Terrorist attacks and other acts of violence or war may affect our operations and our profitability.

Terrorist attacks may negatively affect our operations and our ability to make payments on the notes. We cannot assure you that there will not be further terrorist attacks that impact our employees, network facilities or support systems, in any of the countries in which we operate. Certain losses resulting from these types of events are uninsurable and others are not likely to be covered by our insurance.

The U.S. is engaged in armed conflict in Iraq and Afghanistan and may enter into additional armed conflicts in the future. The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Terrorist attacks or armed conflicts may harm our employees, damage network facilities or support systems, increase security costs or curtail transmissions of voice, data, or Internet traffic, any or all of which could result in a material adverse effect on our business operations or financial condition.

Any of these events could result in increased volatility in or damage to our company, the U.S. and worldwide financial markets and economies. They also could result in a continuation of the current economic uncertainty in the U.S. or abroad, which could have a material adverse effect on our operating results and financial condition.

Impairment of our intellectual property rights and our alleged infringement on other companies’ intellectual property rights could harm our business.

Our efforts to protect our intellectual property rights through patent, copyright, trademark and trade secret laws in the U.S. and in other countries may not prevent misappropriation, and our failure to protect our proprietary rights could materially adversely affect our business, financial condition and operating results.

A third party could, without authorization, copy or otherwise appropriate our proprietary network information. Our agreements with employees and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

A third party could challenge our granted patents or make an infringement claim against our company seeking a substantial monetary award or to obtain injunctive relief that could effectively block our ability to provide services in the U.S. or abroad. Such cases, even if baseless, could divert resources and management attention to defend our rights, which could materially adversely affect our ability to operate or could reduce our opportunity to use our intellectual property rights to either further enhance our competitive position or to earn royalty revenue. On April 14, 2004, Acceris Communications Technologies, Inc. commenced a patent infringement suit in the United States District Court of the District of New Jersey, against ITXC Corp., alleging that ITXC’s VoIP services and systems infringe Acceris’ U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” See the risk factor entitled “We are currently litigating a patent infringement lawsuit with respect to our VoIP services, which if adversely determined, could materially adversely affect our financial condition or operating results” for a full description of the litigation.

We rely upon license agreements with respect to our use of the software and hardware provided to us by our vendors. Those license agreements may not continue to be available to us on acceptable terms or at all.

There are tax risks associated with our foreign operations.

Distributions of earnings by way of dividends and other payments, including interest, received from our subsidiaries and affiliates may be subject to withholding taxes imposed by the jurisdictions in which such entities are formed or operating. Additionally, the ability to claim foreign tax credits for such withholding taxes is subject to numerous limitations, and incremental tax costs may be incurred as a result of these limitations.

Privatization and deregulation of foreign markets may increase competition for telecommunications services.

Many of the foreign markets in which we currently market telecommunications services are undergoing dramatic changes as a result of privatization and deregulation. While we expect that deregulation will create new opportunities for us, the increase in competition that is expected to result from deregulation could limit our ability to increase our customer base in these countries. As a result of privatization and deregulation, a greater number of potential competitors is likely to emerge in these markets. For example, a new competitive environment is emerging in which major European telephone companies, media companies and utilities are entering the telecommunications market and forming new alliances which are radically changing the landscape for domestic and international telecommunications services. Changes in the foreign marketplace and new strategic alliances among companies with greater resources may reduce our ability to increase our overseas telecommunications customer base and our traffic volume, and to recover the cost of building our international telecommunications infrastructure.

Our international operations and investments expose us to risks that could materially affect our business.

We have substantial operations and investments outside of the U.S. and Canada, as well as rights to undersea cable and satellite capacity extending to other countries, that expose us to risks inherent in international operations. These include:

•	general economic, social and political conditions;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	tax rates in some foreign countries in excess of those in the U.S. and Canada;

•	fluctuations in foreign currency exchange rates, which could adversely affect our results of operations and the value of our international assets and investments;

•	the impact of withholding requirements, tariffs, exchange controls or other restrictions on our foreign earnings;

•	difficulties and costs of compliance with foreign laws and regulations that impose restrictions on our investments and operations, with penalties for noncompliance, including loss of licenses and monetary fines;

•	difficulties in obtaining licenses or interconnection arrangements on acceptable terms, if at all; and

•	changes in U.S. laws and regulations relating to foreign trade and investment.

Declines in the value of the US dollar relative to other currencies may adversely affect our results of operations

Our functional currency is US dollars, our financial statements are denominated in US dollars and the Cerberus loan is subject to repayment in US dollars. Although our currency risks are significantly minimized because most of our contracts with bilateral partners are paid to or by us in US dollars, certain of our other costs are paid in Canadian dollars. The fluctuation in the US dollar-Canadian dollar exchange rate is one of the primary drivers of our reported selling, general and administrative expenses and, accordingly, our operating results may be significantly affected by fluctuations in the US dollar-Canadian dollar exchange rate.

Our future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results.

There are trends and factors beyond our control that affect our operations. Specifically, our financial performance will be affected by the general economic conditions as demand for services and the amount of use tend to decline when economic growth and retail activity decline. Recently, the overall economic environment has been uncertain and could, depending on the duration and extent of any slowdown and on the pace of any related economic recovery, have an important adverse impact on the demand for products and services and on our financial performance. These negative trends could also adversely affect the financial condition and credit risk of customers that would, in turn, increase uncertainties regarding our ability to collect receivables. However, it is not possible for us to accurately predict economic fluctuations and the impact of such fluctuations on our performance.

If we cannot maintain relationships with certain key vendors of network equipment and software upon which ITXC.net depends, our network expenses could rise significantly.

ITXC.net relies on certain vendors and principal suppliers of technology, including Cisco for gateways and gatekeepers and Nextone for technology supporting Interdomain interoperability. If we are unable to maintain satisfactory purchasing terms with these vendors, or if those suppliers should be unwilling or unable to provide new products or support for existing products, we will have to make significant technological modifications to ITXC.net, which could raise our network expenses significantly and have a material adverse affect on our business, financial condition and operating results.

The sector in which we operate is highly competitive, and we may not be able to compete effectively.

All parts of our businesses are facing vigorous and intensifying competition from competitors with substantial financial, marketing, personnel and technological resources. Factors such as product and service pricing and customer service are under continued pressure while the necessity to reduce costs, manage expenses and generate productivity is ongoing. Intensifying competition may impact our ability to retain existing, and attract new, customers as well as affect revenues and network capacity. We must not only try to anticipate, but also must respond promptly to, continuous and rapid developments in our businesses and markets. In addition, the significant size, growth and increasing global scope of the telecommunications industry are attracting new entrants and encouraging participants to expand their services and their markets. Mergers and acquisitions, as well as restructuring, alliances and joint ventures are creating new or larger participants with broad skills and significant resources that will further impact the competitive landscape. Current and future competitors are coming not only from within North America, but also globally, and include not only major telecommunications companies, but also cable companies, Internet companies and other companies that offer network services, such as providers of business information systems and systems integrators, as well as an increasing number of other companies that deal with or have access to customers through various communications networks. Many of these companies are significant in size and resources and have a significant market presence with brand recognition and existing customer relationships. Furthermore, new competitors may emerge from time to time through the development of new technologies, products and services, and other factors. In addition, a number of our competitors have recently filed for or emerged from bankruptcy or are restructuring their debt, which has resulted, in many instances, in their assets being purchased or otherwise operated by companies with greater resources than ours.

We may be unable to hire and retain sufficient qualified personnel; the loss of any of our key executive officers could adversely affect our business.

We believe that our success in the future will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. We expect to experience significant competition in attracting and retaining personnel who possess the skills that we are seeking. As a result of this significant competition, we may experience a shortage of qualified personnel. Our businesses is managed by a team of key executive officers. The loss of any of these key executive officers could have a material adverse effect on our business.

Litigation could be costly and harmful to our business.

The market price of our common shares is likely to be subject to significant fluctuations. Many companies in our industry have been the subject of class action litigation by investors following periods of volatility in the price of their publicly traded securities. If the market value of our common shares experiences adverse fluctuations, and we become the subject of this type of litigation, regardless of the outcome, we will incur substantial legal costs. In addition, this type of litigation may strain our resources and divert management attention, causing our business to suffer.

We are also a defendant in other litigation described more fully in Item 3 – “Legal Proceedings.” Litigation of such matters may require significant management and financial resources of the Company and adverse outcomes in such lawsuits could materially adversely affect our financial condition or operating results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company and its subsidiaries operate internationally and therefore our major market risk exposure is related to foreign currency fluctuations. Due to low levels of floating rate debt, we do not have material market risk exposures related to changes in interest rates. However, the Company is exposed to interest rate risk on its new debt in that it is fixed and accordingly the fair value of the new debt may fluctuate if the interest rate is not commensurate with market rates. To mitigate foreign currency risks, we may use derivative financial instruments such as forward foreign exchange contracts, foreign currency swap contracts and foreign currency denominated options. The derivative financial instruments are subject to standard credit terms and conditions, financial control management and risk monitoring procedures. However, no such instruments were entered into during the year ended December 31, 2004.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Teleglobe International Holdings Ltd.

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Teleglobe International Holdings Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Teleglobe International Holdings Ltd and its subsidiaries (Successor) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the seven months ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

Chartered Accountants

Montreal, Canada

February 28, 2005

Report of Independent Registered Public Accounting Firm

To Teleglobe International Holdings Ltd:

In our opinion, the accompanying combined statements of operations, divisional equity / deficit and cash flows present fairly, in all material respects, the results of operations and cash flows for the five months ended May 30, 2003 and for the year ended December 31, 2002 of the Telecommunications Group of Teleglobe Inc. (Predecessor), as described in Note 1 to the accompanying combined statements of operations, divisional equity / deficit and cash flows, in conformity with accounting principles generally accepted in the United States of America. These statements are the responsibility of the management of Teleglobe International Holdings Ltd; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, divisional equity / deficit and cash flows, assessing the accounting principles used and significant estimates made by management, and evaluating the overall presentation of the statements of operations, divisional equity / deficit and cash flows. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the combined statements of operations, divisional equity / deficit and cash flows, the Predecessor filed petitions during May 2002 with the Ontario Superior Court of Justice (Canada), the United States Bankruptcy Court for the District of Delaware and the Chancery Division of the High Court of Justice (United Kingdom) for creditor protection and reorganization under the provisions of the respective country’s laws and regulations. The accompanying combined statements of operations, divisional equity / deficit and cash flows of the Predecessor have been prepared assuming that the Predecessor would continue as a going concern. On May 30, 2003, a significant portion of the operations of the Predecessor were sold to Teleglobe International Holdings Ltd. as explained in Notes 1 and 3 to the combined statements of operations, divisional equity / deficit and cash flows, however certain assets and liabilities of the Predecessor were retained by Teleglobe Inc. As discussed in Notes 1 and 2 to the combined statements of operations, divisional equity / deficit and cash flows of the Predecessor, the continuing bankruptcy proceedings raise substantial doubt about the ability of the Predecessor to continue as a going concern. The combined statements of operations, divisional equity / deficit and cash flows of the Predecessor do not include any adjustments resulting from the disposition of certain operations to Teleglobe International Holdings Ltd. or that might result from the outcome of this uncertainty or the ultimate liquidation of any assets and liabilities retained by Teleglobe Inc.

/S/    PRICEWATERHOUSECOOPERS LLP

Chartered Accountants

Montreal, Canada

January 28, 2004

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Balance Sheets (Successor)

(amounts in thousands of United States Dollars, except share and per-share data)

	December 31, 2004	December 31, 2003
Cash and cash equivalents	$27,512	$35,279
Marketable securities	1,824	—
Accounts receivable, (net of allowance for doubtful accounts of $25,068 at December 31, 2004, and $34,295 at December 31, 2003)	210,588	163,804
Prepaid assets	3,774	4,689
Other current assets	6,415	3,702
Restricted cash	4,724	—

Total current assets	254,837	207,474

Property and equipment, (net of accumulated depreciation of $26,804 at December 31, 2004 and $6,743 at December 31, 2003)	149,627	121,839
Prepaid pension asset	18,802	19,838
Other long-term assets	2,836	4,254
Intangible assets, (net of accumulated amortization of $7,411 at December 31, 2004 and $1,072 at December 31, 2003)	30,810	10,352
Goodwill	96,877	—

Total assets	$553,789	$363,757

Accounts payable and accrued liabilities	$259,915	$228,798
Employee related payables	15,193	10,425
Accrued liabilities – affiliate company in 2004 (parent company in 2003)	537	5,542
Current portion of capital lease obligations	2,182	—
Current portion of deferred revenue	3,883	3,214

Total current liabilities	281,710	247,979

Deferred revenue	8,787	10,298
Deferred income tax liability	940	766
Long-term portion of capital lease obligations	1,112	—
Other long-term liabilities	3,090	2,456
Senior notes payable – affiliate company	100,000	—

Total non-current liabilities	113,929	13,520

Commitments and contingencies (Note 19)

Class A redeemable preferred stock (95,000 shares authorized, issued and outstanding, par value $0.01, liquidation preference of $1,000 per share plus any accrued or unpaid dividends)-parent company	—	95,000
Common stock (39,085,663 shares at December 31, 2004 and 28,106,757 shares at December 31, 2003 issued and outstanding and 400,000,000 shares authorized at December 31, 2004 and 28,106,757 shares authorized at December 31, 2003, par value $0.01)	391	281
Additional paid-in capital	188,495	12,194
Deferred compensation expense	(44)	—
Accumulated other comprehensive loss	(40)	—
Accumulated deficit	(30,652)	(5,217)

Total stockholders’ equity	158,150	7,258

Total liabilities and stockholders’ equity	$553,789	$363,757

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Operations (Successor) / Combined Statements of Operations (Predecessor)

(amounts in thousands of United States Dollars, except share and per-share data)

	Successor		Predecessor
	December 31, 2004 12 months	December 31, 2003 7 months	May 30, 2003 5 months	December 31, 2002 12 months
Operating revenues
Telecommunication	$1,002,149	$496,317	$256,263	$755,861
Telecommunication revenues from related parties	—	—	105,105	254,434

Total operating revenues	$1,002,149	$496,317	$361,368	$1,010,295
Operating expenses
Telecommunication	744,016	344,190	245,207	570,312
Telecommunication-paid to related party	—	—	6,238	20,217
Network, exclusive of amortization and depreciation shown below	94,832	62,912	55,096	222,968
Selling, general and administrative, exclusive of stock based compensation, professional fees incurred in connection with the carve-out financial statements, bad debt expense, depreciation and amortization shown below	136,830	57,666	40,948	176,928
Stock-based compensation expense	33	7,475	—	556
Professional fees incurred in connection with the carve-out financial statements	—	3,621	—	—
Bad debt expense	675	687	3,656	46,946
Foreign exchange loss (gain)	(2,641)	4,216	(9,478)	(11,858)
Asset impairment and restructuring charges	893	—	—	1,620,178
Amortization of intangible assets	6,338	1,072	—	—
Depreciation	26,127	10,031	15,037	92,476

Total operating expenses	1,007,103	491,870	356,704	2,738,723
Interest expense	12,594	864	375	42,204
Interest expense – related party	6,592	292	126	5,138
Interest and other income	(1,058)	(537)	—	(4,310)
Other expense	81	11	—	955

Total expenses	1,025,312	492,500	357,205	2,782,710

(Loss) income before reorganization items and income taxes	(23,163)	3,817	4,163	(1,772,415)
Reorganization items, net	—	—	34,155	192,710

(Loss) income before income taxes	(23,163)	3,817	(29,992)	(1,965,125)
Income taxes	(1,686)	3,492	—	811

(Loss) income before cumulative effect of change in accounting policy	(21,477)	325	(29,992)	(1,965,936)
Cumulative effect of change in accounting policy	—	—	—	(4,015,416)

Net (loss) income	$(21,477)	$325	$(29,992)	$(5,981,352)

Preferred stock dividends to parent company	(3,958)	(5,542)

Net loss attributable to common stockholders	$(25,435)	$(5,217)

Basic and diluted loss per share	$(0.74)	$(0.19)

Number of common shares used for calculation	34,456,031	28,106,757

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD.

Consolidated Statement of Stockholders’ Equity/(Deficit) (Successor)

(amounts in thousands of United States Dollars, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation Expense	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Inception
Issuance of 28,106,757 shares of common stock	$281	$4,719	$—	$—	$—	$5,000
Net income, seven months ended December 31, 2003	—	—	325	—	—	325
Preferred stock dividends	—	—	(5,542)	—	—	(5,542)
Stock-based compensation	—	7,475	—	—	—	7,475

Balance at December 31, 2003	281	12,194	(5,217)	—	—	7,258
Net loss, 2004	—	—	(21,477)	—	—	—
Unrealized holding losses (net of tax)	—	—	—	—	(40)	—
Total comprehensive loss, 2004	—	—	—	—	—	(21,517)
Issuance of 10,978,906 shares of common stock	110	157,228	—	—	—	157,338
Issuance of stock options, net of amortization of deferred compensation expense of $33	—	16,285	—	(44)	—	16,241
Issuance of warrants	—	2,788	—	—	—	2,788
Preferred stock dividends	—	—	(3,958)	—	—	(3,958)

December 31, 2004	$391	$188,495	$(30,652)	$(44)	$(40)	$158,150

Combined Statements of Divisional Equity/(Deficit) (Predecessor)

	Divisional Equity/ (Deficit)	Accumulated Other Comprehensive Loss	Deferred Stock-based Compensation	Total
Balance at December 31, 2001	$3,182,160	$(16,580)	$(556)	$3,165,024
Net loss, 2002	(5,981,352)	—	—	—
Reversal of the cumulative translation adjustment relating to liquidated subsidiaries	—	14,557	—	—
Total comprehensive loss, 2002	—	—	—	(5,966,795)
Amortization of deferred stock based compensation	—	—	556	556
Net intercompany/interdivisional transfers*	37,095	—	—	37,095

Balance at December 31, 2002	(2,762,097)	(2,023)	—	(2,764,120)
Net loss, five months ended May 30, 2003	(29,992)	—	—	(29,992)
Net intercompany/interdivisional transfers*	1,674	—	—	1,674

Balance at May 30, 2003	$(2,790,415)	$(2,023)		$(2,792,438)

*	Net intercompany/interdivisional transfers represent unsecured financings from BCE Inc. and affiliates, net of payments on such financings and transfers with other specified divisions and subsidiaries of Teleglobe Inc.

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Cash Flows (Successor) /

Combined Statement of Cash Flows (Predecessor)

(amounts in thousands of United States Dollars)

	Successor		Predecessor
	December 31, 2004 12 months	December 31, 2003 7 months	May 30, 2003 5 months	December 31, 2002 12 months
Cash flows from operating activities
Net (loss) income	$(21,477)	$325	$(29,992)	$(5,981,352)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Cumulative effect of change in accounting policy	—	—	—	4,015,416
Depreciation and amortization	32,465	11,103	15,037	92,476
Gain on disposal of property and equipment	(215)	—	—	—
Bad debt expense	675	687	3,656	46,946
Stock-based compensation	33	7,475	—	556
Non-cash asset impairment and restructuring charges	—	—	—	1,620,178
Deferred income taxes	174	766	—	—
Reorganization items, net	—	—	34,155	192,710
Other items	(3,499)	(600)	(15,778)	6,491
Changes in operating assets and liabilities net of effects of acquisitions and disposals
Accounts receivable	(9,471)	13,567	(186,257)	82,753
Prepaid assets	3,643	1,056	(297)	7,645
Other current assets	(3,377)	(501)	13,254	17,719
Accounts payable and accrued liabilities	(4,484)	(13,539)	265,061	(321,044)
Deferred revenue	(842)	372	(5,082)	(40,093)
Other liabilities	634	(84)	(108)	11,164

Net cash flows from operating activities before reorganization items	(5,741)	20,627	93,649	(248,435)
Reorganization items
Professional fees related to reorganization	—	—	(8,707)	(33,010)
Interest income related to reorganization	—	—	530	191
Foreign exchange loss on pre-petition debt	—	—	(34,000)	—

Net cash flows from operating activities	(5,741)	20,627	51,472	(281,254)

Cash flows from investing activities
Purchase of property and equipment	(28,877)	(8,210)	(4,016)	(38,018)
Proceeds on disposal of property and equipment	608	—	—	—
Sale of marketable securities	25,484	—	—	—
Restricted cash	1,594	—	—	—
Acquisition, net of cash acquired	—	(74,284)	—	—
Deferred charges	—	(2,854)	—	—
Cash acquired from merger with ITXC, net of acquisition costs paid	4,854	—	—	—
Proceeds from sale of investments	—	—	—	65,000
Proceeds on sale of liquidated subsidiaries, net	—	—	3,500	—

Net cash flows from investing activities	3,663	(85,348)	(516)	26,982

Cash flows from financing activities
Increase in short-term credit facilities	—	—	—	120,000
Increase in pre-petition debt	—	—	—	59,000
Proceeds from debtor-in-possession financing	—	—	—	115,921
Repayment of debtor-in-possession financing	—	—	—	(115,921)
Retirement of preferred stock – parent company	(95,000)	—	—	—
Dividend payment to parent company	(9,448)	—	—	—
Issuance of senior notes to affiliate company	100,000	—	—	—
Issue of common stock	10	5,000	—	—
Issue of preferred stock to parent	—	95,000	—	—
Repayment of note payable to parent	—	(25,000)	—	—
Proceeds of note payable-parent	—	25,000	—	—
Capital lease repayment	(1,251)	—	—	—
Net cash transfers in divisional equity/(deficit) of divisions and subsidiaries of Teleglobe Inc. not included in the Predecessor	—	—	1,674	36,295

Net cash flows from financing activities	(5,689)	100,000	1,674	215,295

Net (decrease) increase in cash and cash equivalents	(7,767)	35,279	52,630	(38,977)
Cash and cash equivalents at beginning of period	35,279	—	26,796	65,773

Cash and cash equivalents at end of period	$27,512	$35,279	$79,426	$26,796

Supplemental disclosure
Interest paid	$5,742	$292	$126	$54,871
Income taxes paid	$1,854	$16	$—	$—
Significant non-cash transactions are described in Note 3.

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)

1. Description of the Business

Successor

Teleglobe International Holdings Ltd, a company incorporated in Bermuda, and its subsidiaries (“TIH” or the “Successor” or the “Company”), commenced active operations following the purchase of certain assets and liabilities consisting of the core voice, data and mobile roaming services of Teleglobe Inc. and its subsidiaries (“Teleglobe Inc.”) on May 30, 2003. TIH provides international voice, data, and value-added services comprised mainly of mobile global roaming and signaling services. TIH operates global telecommunication networks, has ownership interests in subsea and terrestrial cable systems and enables Internet connectivity through the use of satellite dishes. In North America, TIH is subject to regulation by the Canadian Radio-television and Telecommunications Commission and Industry Canada; the U.S. Federal Communications Commission, under the Communications Act of 1934, as amended; and, in some U.S. states, state public utilities commissions with regard to the provision of intrastate services. Within the United Kingdom, TIH is subject to regulation by the Office of Communications. In other areas of the world, TIH is subject to various foreign regulations.

TIH’s customers include telecommunication carriers, mobile operators, Internet service providers, content providers, and research, education and government organizations.

On September 18, 2002, TLGB Acquisition LLC (“TLGB”), an affiliate of Cerberus Capital Management, L.P. (“Cerberus”) entered into a Purchase Agreement with Teleglobe Inc. to acquire certain assets and assume certain liabilities of Teleglobe Inc. On December 1, 2002, following approval of the sale by the Ontario Superior Court of Justice, the United States Bankruptcy Court, and the Chancery Division of the High Court of Justice, Teleglobe Inc. entered into Interim Management Agreements (“IMA”) for its core voice, data and roaming businesses with TLGB. Under the terms of the IMA, TLGB assumed day-to-day management responsibility for the operations of the Predecessor (as described below) on December 1, 2002, which continued to operate under bankruptcy protection as described below, pending receipt of regulatory and other approvals. Pursuant to the IMA, TLGB was entitled to a management fee, upon the closing of a purchase or the termination of the IMA, based on certain cash flows during the IMA period related to the operations to be acquired by TIH. On April 29, 2003, pursuant to a settlement agreement between TLGB and Teleglobe Inc. and its subsidiaries, the parties effectively agreed to eliminate the management fee agreed to in the IMA. During the period of the IMA, the Predecessor paid certain costs on behalf of TLGB related to these management services in the amount of $1.3 million. These costs were included in selling, general and administrative expenses of the Predecessor.

Prior to closing, Teleglobe Inc. transferred the assets and liabilities that constituted the Predecessor into wholly owned subsidiaries newly formed for purposes of consummating the transaction. These subsidiaries were acquired by TIH, which was a wholly owned subsidiary of TLGB at the time of closing. On May 30, 2003, this acquisition was completed for cash consideration of $125 million plus acquisition costs. See Note 3 for further information.

On May 31, 2004, TIH acquired ITXC Corp. (“ITXC”), a provider of Voice over Internet Protocol (VoIP) wholesale services, by merging a merger subsidiary with and into ITXC whereby ITXC became the surviving corporation and a wholly owned indirect subsidiary of TIH. The results of operations of ITXC are included in the consolidated statement of operations of TIH as of June 1, 2004. See Note 3 for further information.

Predecessor

The Predecessor consists of the Telecommunications Group of Teleglobe Inc. and includes the global communications and e-business operations carried out by Teleglobe Inc. and certain of its subsidiaries. The

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Predecessor does not include the net assets, operations or cash flows related to: the Teleglobe Marine Group which held ownership interests in certain ships and submersible vehicles which were not acquired by the Successor; the Excel retail telecommunication services which were sold by Teleglobe Inc. in 2002; the ORBCOMM satellite-based communication system which was divested by Teleglobe Inc. in 2001; and certain corporate investments in other companies. The Predecessor provided international voice transport, data transport and wireless roaming services. The Successor operates global telecommunication networks comprising subsea and terrestrial cable systems and satellite capacity.

During the year ended December 31, 2002, Teleglobe Inc. was a wholly owned subsidiary of BCE Inc.

During 2002, as a result of negative developments in the telecommunications industry, continuing losses and the decision by BCE Inc, to cease further financial support of Teleglobe Inc., management concluded that a significant restructuring of the Predecessor operations was required.

On May 15, 2002, Teleglobe Inc. filed a voluntary petition with the Ontario Superior Court of Justice for an Order providing creditor protection under the Companies’ Creditors Arrangement Act (CCAA). On May 28, 2002, Teleglobe Inc. filed a similar petition for relief with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the United States Bankruptcy Code. On May 20, 2002, Teleglobe Inc. filed petitions under the laws of the United Kingdom for administration orders with the Chancery Division of the High Court of Justice under section 9 of the United Kingdom Insolvency Act.

Throughout 2002 and the five months ended May 30, 2003, the Predecessor carried out restructuring activities to reduce capacity, close facilities and reduce the number of employees. Also in September 2002, Teleglobe Inc. agreed to sell its core voice and data business to the Successor. Accordingly, the majority of the operations were expected to be continued in a new entity. In December 2002, the IMA was entered into resulting in management of the business being assumed by affiliates of the Successor. During this period, Teleglobe, Inc. did not file any plan of reorganization. As a result of the closing of the acquisition on May 30, 2003, it was unlikely that the remaining assets of the Predecessor would continue to be in operations. As a result of these conditions and events, there was substantial doubt about Teleglobe Inc.’s ability to continue as a going concern. The financial statements of the Predecessor do not include any adjustments that would result from the inability to continue as a going concern.

On December 31, 2002, 6038441 Canada, a wholly owned subsidiary of Ernst & Young Inc., acquired all of the outstanding and issued common and preferred shares of Teleglobe Inc. from BCE Inc. and its affiliates for a nominal amount. The sale was approved by the Ontario Superior Court of Justice. Ernst & Young Inc. is the court-appointed monitor with respect to the creditor protection proceedings and holds the shares for the benefit of the stakeholders of Teleglobe Inc.

2. Basis of Presentation and Significant Accounting Policies

Basis of presentation

Successor

The consolidated financial statements of the Successor include the consolidated accounts of Teleglobe International Holdings Ltd and its subsidiaries and have been reported in United States dollars. In addition, TIH reviews its relationships with other entities to assess if it is the primary beneficiary of a variable interest entity. If the determination is made that it is the primary beneficiary, then that entity is consolidated. Currently the Company is not the primary beneficiary of any variable interest entity. The financial statements have been

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

prepared in accordance with generally accepted accounting principals (“GAAP”) in the United States of America. The Company’s controlling shareholder is Cerberus. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements of the Successor are not comparable to the Predecessor financial statements due to the new basis of accounting adopted on the acquisition of the businesses, certain assets and liabilities of Teleglobe Inc. not being acquired by the Successor and restructuring activities that occurred prior to the acquisition. In addition, the assets, liabilities and results of ITXC are included in the Successor financial statements as of June 1, 2004.

Predecessor

The accompanying combined financial statements of the Predecessor include the assets, liabilities, revenues and expenses of the Predecessor, which represent a division of Teleglobe Inc. The division includes certain operations of Teleglobe Inc. and several of its subsidiaries relating to the Predecessor. As the division is not a legal entity, divisional equity reflects the difference between the Predecessor’s assets and liabilities and includes unsecured financing provided by and repaid to BCE Inc. and its affiliates and other transfers of cash among other divisions of Teleglobe Inc. All amounts due to or from BCE Inc. and its affiliates and other divisions of Teleglobe in the normal course of operations have been included in the divisional assets and liabilities. These combined financial statements include all of the corporate costs of Teleglobe Inc. as these operations constituted the primary continuing operations of Teleglobe Inc. during the periods presented. In addition, these financial statements include all of the long term debt and financing costs of Teleglobe Inc. Income taxes have been allocated in these combined financial statements on a separate return basis. However, the financial information included herein may not reflect the financial position, operating results, changes in divisional equity and cash flows in the future or what they would have been had the Predecessor been a separate, stand-alone entity during the periods presented.

BCE Inc. provided Teleglobe Inc. with certain services, including insurance, accounting, internal audit, treasury, and security services. In addition, BCE Inc. charged Teleglobe Inc. a management fee for providing such services based on a proportionate share of the direct costs. This fee is reflected in the Predecessor’s financial statements. These transactions are more fully described in the footnote on Related Party Transactions in Note 20. Management believes that the fees charged by BCE Inc. were a reasonable allocation of these expenses.

Subsequent to May 14, 2002, the Predecessor’s financial statements were prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code and generally accepted accounting principles applicable to a going concern which assumes the realization of assets and the payment of liabilities in the ordinary course of business. The Predecessor considered the going concern principle appropriate as the Company was being operated with a plan to restructure its operations and activities as a continuing business. The financial statements for this bankruptcy period present the assets of the Predecessor on a cost basis and not at their realizable value on a liquidation basis. SOP 90-7 requires (i) that pre-petition liabilities that are subject to compromise be segregated in the Predecessor’s combined balance sheet as liabilities subject to compromise and (ii) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and bankruptcy of the Predecessor be reported separately as reorganization items in the combined statement of operations.

The combined financial statements of the Predecessor do not reflect any transactions, events or circumstances subsequent to May 30, 2003 related to the assets, liabilities, operations or cash flows of the bankruptcy estate, including any liquidation, disposal of assets, settlements of obligations or other releases that may have been obtained by the bankruptcy.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Revenue recognition

Revenues from voice, data and mobile roaming services based on usage are recognized when the voice calls or data are transmitted, based on contracted rates. For certain voice contracts, contracted rates may be renegotiated with retroactive effect. For previously recognized revenue, these rate amendments are recognized when the new rates are established. Revenue for data transport services based on fixed price arrangements are recognized on a straight line basis over the term of the contract. TIH records the sale of services to customers gross when the services are provided in conjunction with another supplier’s equipment or software when TIH is the primary obligor in the arrangement. The Company’s revenues from broadband and bandwidth services in which the Company provides customers with private line services or rights to use unlit or dark fiber through indefeasible rights to use (“IRUs”) and lease contracts are accounted for as service arrangements. Revenues under these service arrangements are recognized on a straight line basis over the term of the contracts, beginning on the date of customer acceptance. Amounts received in advance for any services are recorded as deferred revenue. In the event that a customer terminates an IRU or lease contract prior to the contract expiration and releases the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period the contract is terminated.

Non-monetary transactions

The Successor and Predecessor engage in transactions with other providers of telecommunication services such as buying, selling, swapping and/or exchanging capacity, conduit and fiber to complete and complement their network. Depending upon the terms of the agreement, certain transactions are accounted for as non-monetary transactions with no revenue and no cost recognition as these exchanges are not considered the culmination of an earning process.

Telecommunication and network expenses

Telecommunication expenses consist of amounts paid or payable to domestic and foreign carriers for the termination of voice traffic. Network expenses are costs related to terrestrial, satellite and subsea leased circuits for the network backbone, to specific leased circuits required for certain customers to access the backbone and to the operation, maintenance and restoration of submarine cable and terrestrial fiber systems capacity. Depreciation and amortization expense on network assets is recorded separately in depreciation and amortization expense.

Selling, general and administrative expenses

Selling, general and administrative expenses include salary, incentives, commissions, payroll tax and benefit expenses for sales and marketing personnel, and expenses associated with participation in industry meetings and trade shows.

Selling, general and administrative expenses also include salary, payroll tax and benefit expenses for general corporate functions, including executive management, finance, and administration, as well as engineering, operations, global traffic management, legal, facilities, IT and human resources. Also included are expenses relating to facilities, costs of regulatory compliance and professional fees.

Advertising costs

Advertising costs are expensed as incurred. During the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 30, 2003, and the year ended December 31, 2002, the Successor and Predecessor expensed approximately $612,000, $295,000, $162,000 and $1,637,000, respectively, of such costs.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for revenues, telecommunications and network termination costs, the allowance for doubtful accounts, impairments of long-lived assets and goodwill, restructuring costs and income taxes, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated and combined financial statements in the period they are determined to be necessary. Management bases its estimates on historical experience, industry standards and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ materially from the estimates.

Cash and cash equivalents

All highly liquid investments with a term to maturity of 90 days or less at date of acquisition are classified as cash and cash equivalents.

Marketable Securities

Marketable securities consist of fixed income investments which can be readily purchased or sold using established markets. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” Management determines the appropriate classification of debt securities at the time of purchase and reassesses the appropriateness of the classification as of each balance sheet date. Such investments are classified as available-for-sale. Fair value is based on quoted market prices. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest, are included in interest income. Unrealized gains and losses are included in accumulated other comprehensive income (loss) and once realized are recorded in the results of operations. Realized gains and losses and declines in value judged to be other-than temporary are included in investment income. The cost of securities sold is based on the specific identification method.

Accounts receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The Successor and Predecessor establish an allowance for doubtful accounts based on factors affecting the credit risk of specific customers, as well as historical trends and other information.

Concentration of credit risk

The Successor and Predecessor may be subject to credit risk due to concentrations of receivables from companies that are communications providers, Internet service providers and cable television companies.

The Successor and Predecessor perform ongoing credit evaluations of customers’ financial condition and typically the Company does not require significant collateral from customers.

The Successor is also subject to concentrations of credit risk on their temporary cash investments due to the use of a limited number of banking institutions. The Successor mitigates this risk by placing temporary cash investments with major financial institutions, which have all been accorded high ratings by primary rating agencies.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Foreign Exchange and Interest Rate Risks

TIH operates internationally and is exposed to market risks related to foreign currency fluctuations. To mitigate these risks, TIH periodically uses derivative financial instruments such as forward foreign exchange contracts. There were no forward foreign currency exchange contracts entered into during the year nor outstanding at December 31, 2004. TIH is also exposed to market risks associated with changes in interest rates. TIH does not use any derivative instruments to manage its exposure to fair value fluctuations relating to its fixed-rate long-term debt.

The Predecessor operated internationally and was exposed to market risks related to foreign currency fluctuations. To mitigate these risks, the Predecessor periodically used derivative financial instruments such as forward foreign exchange contracts and foreign currency options. The Predecessor was also exposed to market risks associated with changes in interest rates. To manage these risks, the Predecessor periodically used interest rate swaps.

Derivative financial instruments

The Successor and Predecessor do not hold or issue derivative financial instruments for trading or speculative purposes. Derivative financial instruments are subject to standard credit terms and conditions. Derivative financial instruments are reported in the balance sheet at fair values. As none of the derivative instruments were designated as hedges for the periods presented, all changes in fair values of derivative instruments were recognized in earnings in the respective periods. The Company did not enter into any derivative instrument during the year ended December 31, 2004.

Property and equipment

Property and equipment are recorded at cost including, when applicable, salaries and employee benefits directly related to the construction or development of the asset and interest costs incurred to finance construction as required under SFAS No. 34, Capitalization of Interest Cost. The cost of construction in progress is transferred to the appropriate asset category, based on the nature of the project, as construction projects are completed and/or equipment is available for use.

Investments in cable systems in the form of IRUs are recorded as leased property under capital leases. Those that do not meet the criteria to be classified as capital leases are accounted for as service contracts or operating leases. Amounts paid in advance related to service contracts or operating leases are included in other assets and amortized on a straight-line basis over the term of the arrangement.

Depreciation is determined on a straight-line basis over the estimated useful life of the various asset classes. The estimated useful lives of capital assets are as follows:

Telecommunications equipment	3 to 15 years
Buildings and equipment	12 to 25 years
Cable systems	15 years
Computer software and equipment	3 to 8 years
Leasehold improvements	Lessor of useful life and term of the lease
Leased property under capital leases	Lesser of useful life and term of the lease

Any gain or loss resulting from the sale or retirement of capital assets is charged to other income or other expense for the year. Maintenance, repairs and re-engineering costs are charged to expense as incurred.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Costs relating to internal-use software are capitalized in accordance with SOP 98-1, if they are application development phase activities or are specified modifications to existing internal-use software that results in additional functionality of the software. The costs of ongoing maintenance, support and training activities are expensed as incurred.

Translation of foreign currencies

The functional currency of the Successor and all of its operations is the United States dollar. Effective January 1, 2002 the functional currency of all of the operations of the Predecessor was the United States dollar. Prior to January 1, 2002, the functional currency of certain of the Predecessor’s non-U.S. subsidiaries was a currency other than the U.S. dollar. The change in functional currency resulted from the centralization of international operations of the Predecessor. The financial information of those subsidiaries with a functional currency other than the U.S. dollar was translated using the current rate method whereby assets and liabilities were translated at the period end rate and revenue, expenses, gains and losses at the weighted average exchange rate for the period. The resulting translation adjustments were included in other accumulated comprehensive income in divisional deficit. Exchange gains and losses on foreign currency transactions denominated in a currency other than the functional currency are included in income for the periods in which the exchange rates changed.

Fair value of financial instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and employee related payables are comparable to the carrying amount thereof given their short-term maturity. Capital lease obligations approximate their fair value. Marketable securities are classified as available-for-sale and reported at fair value using the specific identification method. The senior notes payable have a carrying value of $100.0 million and a fair value of approximately $99.4 million based on quoted market prices of similar instruments.

Goodwill and intangible assets

The Successor’s intangible assets include customer relationships, non-compete agreement, technology and its related software, tradenames, ITXC related patents and origination/termination contracts and related relationships. The customer relationships are being amortized using the straight line method over 5 years and the non-compete agreement is being amortized using the straight line method over twelve months. The technology, tradenames and patents are being amortized using the straight line method over their estimated useful lives of 7 years. The software related to the technology is being amortized using the straight line method over its estimated useful life of 4 years and the origination/termination contracts and related relationships are being amortized using the straight line method over 5 years.

As of January 1, 2002 (upon the adoption of SFAS No. 142), goodwill is no longer amortized, but is evaluated for impairment at least annually, or more frequently if events or circumstances indicate that the asset might be impaired, based on the fair value of the reporting unit to which the goodwill relates. The adoption of SFAS No. 142 in 2002 resulted in the Predecessor’s goodwill being fully impaired. This impairment was accounted for as a change in accounting policy, resulting in a cumulative adjustment which is described in Note 8. The current amount of goodwill included on the Consolidated Balance Sheet originates from the merger with ITXC.

Impairment of long-lived assets

The carrying amount of long-lived assets or groups of long-lived assets, excluding financial instruments, prepaid pension asset, and deferred tax assets, are reviewed for impairment whenever events or changes in events

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

indicate that the carrying amount of such assets may not be recoverable. The determination of any impairment includes a comparison of estimated undiscounted future cash flows anticipated to be generated during the remaining life of the asset or group of assets to the net carrying value of the asset or group of assets. The amount of any impairment recognized is the difference between the carrying value and the fair value.

Employee benefit plans

The Company’s pension plans, covering certain employees, include a contributory plan, a non-contributory plan and a supplementary employee retirement plan (“SERP”). For certain employees, the Company also offers a non-pension post-retirement benefit plan covering retiree life insurance and health care coverage.

For defined benefit employee plans, current service costs are recorded in income in the year the services are rendered. The corridor method is used to amortize actuarial gains and losses (such as changes in actuarial assumptions and experience gains and losses). Under the corridor method, amortization is recorded only if the accumulated net actuarial gains or losses exceed 10% of the greater of the projected benefit obligation and the value of the plan assets. The difference between the value of assets contributed to the plans and the liabilities for pension recognized as net pension cost of prior periods is reported in the balance sheet as a net asset or liability.

Income taxes

Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any deferred tax asset if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Earnings per share

Earnings per share has not been presented for the Predecessor as the combined financial statements for the Predecessor represent a division only.

Employee stock-based compensation

The Successor and Predecessor account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, when the market price of the underlying stock on the date of grant exceeds the exercise price of the Company’s employee stock award, compensation expense is recognized over the vesting period.

The Successor and Predecessor are required under SFAS No. 123 to disclose pro forma information regarding stock-based award grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is included in Note 17.

Comprehensive Income (Loss)

The Successor’s components of accumulated other comprehensive income (loss) are comprised of unrealized gains (losses) on available-for-sale securities. The Predecessor’s accumulated other comprehensive income (loss) includes foreign exchange translation adjustments from certain subsidiaries whose functional currency was not the US dollar.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Segments

The operations of the Company are managed on an integrated basis with no separate operating results for its services or geographic locations. Accordingly, information on segments is not provided.

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company’s adoption of this standard did not have any impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the potential impact this may have on its financial position, results of operations or cash flows.

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes the impact on the financial statements should be consistent with the FAS 123 pro forma disclosure contained in Note 17 of the financial statements.

3. Acquisitions

(a) On May 31, 2004, the merger with ITXC was completed. ITXC is a provider of Voice over Internet Protocol (VoIP) wholesale services. The merger is intended to bring the Company greater size and breadth of product offerings and opportunities for synergies in the combination of the businesses. Upon consummation of the merger, all the outstanding shares of ITXC’s common shares were converted into 10,877,156 common shares of the Company at a fair value of $14.46 per share for a total fair value of $157.3 million, determined as of the date of announcement of the acquisition, November 4, 2003. All outstanding options and warrants of ITXC were converted into 1,595,323 stock options and 219,942 warrants of the Company for a total fair value of $19.1 million. The warrants are exercisable anytime prior to April 30, 2008 at an exercise price of $3.41 per share. The range of exercise price for the options is $0.02 to $430 per share. At May 31, 2004, 1,152,067 options had vested

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

and 443,256 options were unvested. The intrinsic value applicable to the unvested stock options, valued at $77,000, is being expensed over the future vesting period of the stock options. The fair value of options and warrants was estimated using the Black Scholes valuation methodology. See Note 17 for more information regarding the weighted average assumptions used in the valuation.

The merger has been accounted for using the purchase method and the purchase price was allocated to the acquired assets and liabilities based on the estimated fair values determined using management’s best estimates and independent valuations as at the acquisition date. The allocation of the purchase price was finalized on December 31, 2004 except for certain pre-acquisition contingencies related to ongoing litigation and a sales tax audit. The excess of the purchase consideration over the estimated fair value of net assets acquired, in the amount of $96.9 million has been accounted for as goodwill.

The original allocation was revised based on the availability of additional evidence concerning the acquisition date fair value of certain assumed liabilities and accounts receivable and the fair value of stock options issued was adjusted. As a result, accounts receivable increased by $0.4 million, accounts payable and accrued liabilities increased by $2.5 million, goodwill decreased by $1.1 million and the fair value of stock options, and related additional paid-in-capital decreased by $3.2 million.

The allocation of the purchase consideration to the estimated fair value of the net assets acquired is as follows:

ITXC (000’s)
Estimated fair value of net assets acquired:
Cash and cash equivalents	$7,915
Marketable securities	27,348
Restricted cash	6,317
Accounts receivable	41,642
Prepaids, deposits and other assets	3,600
Property and equipment	24,550
Intangible assets	27,400
Goodwill	96,877
Accounts payable and accrued liabilities	(53,763)
Capital lease obligations	(1,227)
Deferred compensation expense	77

Net identifiable assets acquired	$180,736

Purchase consideration:
Fair value of common shares issued	$157,327
Fair value of warrants issued	2,788
Fair value of stock options issued	16,285
Acquisition costs	4,336

Total purchase consideration	$180,736

As at May 31, 2004, ITXC has a federal and state net operating loss (NOL) carryforward of approximately $195 million and $200 million respectively. The federal NOL carryforwards expire from 2011 to 2024. The state NOL carryforwards expire from 2004 to 2011. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred in respect to 1) ITXC’s initial public offering on October 1, 1999; 2) ITXC’s acquisition of eFusion, Inc. on October 12, 2000 and 3)

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

ITXC’s merger with Teleglobe on May 31, 2004, but believes that it is likely that such a change occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not yet determined the amount of the potential limitation. The limitation may significantly impair the NOL carryforward amounts. In addition, the annual limitation may be significant enough to impede ITXC’s ability to access all of its NOL carryforwards in light of their limited carryforward period.

ITXC’s net deferred tax assets related to loss carry forwards as at May 31, 2004 of approximately $78 million and other deductible temporary differences of approximately $21.9 million have been fully reduced by a valuation allowance as the Company believes that it is more likely than not that the related tax benefits will not be realized.

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

(b) On May 30, 2003, the Company acquired 100% of the shares of companies formed by Old Teleglobe prior to closing to hold certain core assets and liabilities of the Predecessor for a total cash consideration of $125 million plus acquisition costs of $9.6 million (the “Acquisition”). The cash consideration paid was funded by $95 million in redeemable preferred stock, approximately $5 million in common stock and a $25 million temporary working capital loan from TLGB Acquisition LLC.

The business acquired provided voice transport, data transport, mobile global roaming and other telecommunication services on a wholesale basis.

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

The allocation of the purchase price was finalized during the second quarter of 2004. The original allocation was revised based on the availability of additional evidence concerning the acquisition date fair value of certain assumed liabilities. As a result, current liabilities decreased by $12.2 million, other current assets decreased by $3.1 million, property and equipment decreased by $8.0 million, intangible assets decreased by $0.5 million and other assets decreased by $0.5 million. The adjustments to depreciation and amortization expenses are being applied prospectively.

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

(c) The following reflects the unaudited pro-forma results of operations for the year ended December 31, 2003 giving effect to the ITXC merger and the Acquisition as if they had taken place on January 1, 2003 and for the year ended December 31, 2004 giving effect to the ITXC merger as if it had taken place on January 1, 2004.

(amounts in thousands, except per share amounts)	Year Ended December 31, 2004	Year Ended December 31, 2003
	Unaudited
Operating revenues	$1,147,779	$1,181,319
Net loss before income taxes	(43,610)	(43,182)
Net loss	(42,148)	(46,782)
Net loss per common share	$(1.08)	$(1.21)

4. Restricted Cash

In conjunction with its letters of credit for its leased premises, the Company has $2.1 million in restricted cash as of December 31, 2004 that represents the collateral supporting the letters of credit for the leased premises in Princeton, New Jersey. The remaining amount of $2.6 million in restricted cash at December 31, 2004 relates to collateral provided for commercial letters of credit. The letters of credit expire through July 2005.

5. Marketable Securities

The Company’s available for sale investments, including amounts in cash equivalents ($13.3 million and $22.2 million at December 31, 2004 and December 31, 2003, respectively) and marketable securities, are as follows:

(amounts in thousands)	December 31, 2004	December 31, 2003
Money market funds and equivalent	$13,339	$22,199
Corporate bonds	765	—
Asset-backed securities	1,059	—

Total	$15,163	$22,199

Under the specific identification method, gross realized losses for the year ended December 31, 2004 are approximately $40,000 and nil for the seven months ended December 31, 2003, five months ended May 30, 2003 and year ended December 31, 2002.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

The Company’s available for sale securities have the following maturities at December 31, 2004:

	Cost	Market
Due in one year or less	$1,864	$1,824

6. Valuation and Qualifying Accounts

Deducted from asset account – allowance for doubtful accounts (amounts in thousands)	Beginning Balance	Charged to costs and expenses	Charged to other accounts (1)	Recoveries / (Write-offs)	Ending Balance
Predecessor
Year ended December 31, 2002	$103,041	$46,946	—	$(93,291)	$56,696
Five months ended May 30, 2003	56,696	3,656	—	(9,701)	50,651

Successor
Seven months ended December 31, 2003	48,578	687	—	(14,970)	34,295
Year ended December 31, 2004	$34,295	$527	$3,787	$(13,541)	$25,068

Deducted from asset account – valuation allowance for deferred income tax assets (amounts in thousands)
Predecessor
Year ended December 31, 2002	$531,610	$749,428	—	$—	$1,281,038
Five months ended May 30, 2003	1,281,038	(11,614)	—	—	1,269,424

Successor
Seven months ended December 31, 2003	450	3,704	—	—	4,154
Year ended December 31, 2004	$4,154	$11,990	$99,880	$—	$116,024

(1)	The increase to the allowances are due to the acquisitions described in Note 3.

7. Property and Equipment

The components of property and equipment are as follows:

	Successor
	December 31, 2004	December 31, 2003
	(amounts in thousands)
Land	$2,000	$2,115
Telecommunications equipment	38,411	14,053
Buildings and equipment	4,681	4,281
Cable systems	59,168	62,999
Computer software and equipment	16,096	6,861
Leasehold improvements	3,172	1,645
Construction in progress	15,306	3,837

	138,834	95,791
Less: Accumulated depreciation	(22,684)	(5,426)

	116,150	90,365
Leased property under capital leases	37,597	32,791
Less: Accumulated depreciation	(4,120)	(1,317)

	33,477	31,474

Property and equipment, net	$149,627	$121,839

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Approximately $32.3 million of the leased property under capital leases relates to network capacity leased under IRU agreements. The remainder relates to computer equipment.

Approximately $0.4 million of interest costs were capitalized during the year ended December 31, 2004. No interest amounts were capitalized for the seven months ended December 31, 2003, or for the five months ended May 30, 2003. In 2002 approximately $13.3 million of interest costs were capitalized in property and equipment.

The Company has the following capital lease payments:

Payments due	Capital Lease Obligations
2005	$2,368
2006	1,098
2007	49
2008	—
2009	—
Thereafter	—

Total	$3,515

Less amounts representing interest	(221)

Present value of net minimum lease payments	$3,294

8. Intangible Assets and Goodwill

The following table summarizes the intangible assets at the dates indicated:

	December 31, 2004			December 31, 2003
(amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,700	$(2,838)	$5,862	$9,184	$(1,072)	$8,112
Other intangibles	2,121	(2,121)	—	2,240	—	2,240
Tradenames	700	(58)	642	—	—	—
Patents	6,500	(542)	5,958	—	—	—
Technology	16,400	(1,367)	15,033	—	—	—
Origination and termination contracts and related relationships	1,500	(150)	1,350	—	—	—
Internally developed software relating to technology	2,300	(335)	1,965	—	—	—

Total intangible assets	$38,221	$(7,411)	$30,810	$11,424	$(1,072)	$10,352

The tradenames, patents, technology, origination and termination contracts and related relationships and internally developed software relating to the technology were acquired as a result of the merger with ITXC. The weighted average amortization period for acquired intangibles during the year ended December 31, 2004 equals approximately 6.6 years.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Amortization expense for intangible assets totaled approximately $6.3 million for the year ended December 31, 2004, $1.1 million for the seven months ended December 31, 2003, and nil for the five months ended May 30, 2003 and for the year ended December 31, 2002. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2005	$6.0 million
Year ending December 31, 2006	$6.0 million
Year ending December 31, 2007	$6.0 million
Year ending December 31, 2008	$4.6 million
Year ending December 31, 2009	$3.5 million

As a result of the merger with ITXC, the Company recorded the excess of the purchase consideration over the fair value of net identifiable assets acquired as goodwill. See Note 3 for further information regarding the recorded amount of $96.9 million for goodwill.

On January 1, 2002, the Predecessor recorded a transitional impairment loss of $4.0 billion and recorded this activity as a cumulative effect of a change in accounting policy as required by the transitional provisions of Statement of Accounting Standards 142, Goodwill and Other Intangible Assets. This impairment was caused by negative developments in the telecommunication industry, continuing losses, and significant cash out flows.

9. Impairment of Long-lived Assets and Business Restructuring – Predecessor / Restructuring - Successor

2004 Restructuring charges

The Company reduced its workforce by 15 people during the three months ended March 31, 2004. As a consequence, the Company incurred restructuring costs of $893,000 consisting of certain contractual amounts and other severance. The total severance liability was settled during the second quarter of 2004.

2002 Impairment and restructuring charges related to reorganization

In 2002, negative developments in the telecommunications industry, continuing losses for the Predecessor, a significant outflow of cash due to the build out of the international network infrastructure and the decision by BCE to cease further financial support of Teleglobe Inc. contributed to further reviews of the Predecessor’s assets. These conditions culminated in the commencement of the Predecessor’s insolvency proceedings in May 2002. As a result of these developments, the Predecessor determined that certain long-lived assets had become impaired based on an analysis of future net cash flows from certain assets. As a result, during the second quarter of 2002, the Predecessor recognized an impairment charge related to long-lived assets of $1.6 billion comprising all property and equipment categories (primarily cable systems for approximately $890.0 million) including $1.8 million related to patents. Due to the conditions noted above, approximately $37.7 million of restructuring expenses were recorded in May 2002 related to employee severance and retention costs for sales, network, and administrative employees. All payments related to these expenses were made in 2002.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

10. 2002 Reorganization - Predecessor

Presented below are the components of the impact of the Bankruptcy proceedings on the Predecessor’s financial statements.

	Five Months Ended May 30, 2003	Year Ended December 31, 2002
	(amounts in thousands)
Professional fees directly related to the bankruptcy filings	$8,707	$33,010
Foreign exchange loss on pre-petition debt	34,000	—
Loss on liquidated subsidiaries	—	275,267
Settlement gains on supplier contracts	(7,201)	(39,956)
Repudiated contracts	—	(14,838)
Write off of deferred financing costs and discount on pre-petition debt	—	(21,031)
Gain on disposal of investment	—	(25,383)
Other	(1,351)	(14,359)

Total	$34,155	$192,710

In 2002, the Predecessor lost control of several of its subsidiaries located in Europe as a result of the bankruptcy proceedings. In certain subsidiaries, where the assets exceeded the liabilities of the subsidiary, a loss has been reported as a result of the loss of control. The loss is net of a gain of $14.6 million released from the cumulative translation adjustment account.

11. Retention Bonuses

Prior to the consummation of the merger with ITXC, certain ITXC employees contractually agreed to complete a predetermined service period in order to obtain agreed upon retention bonuses. Receipt of these amounts is fully conditional upon completion of the entire service period. No other amounts are payable to these employees at the end of the service period. The Company is recognizing the total estimated liability of $3.7 million associated with this obligation on a pro-rata basis as services are provided. These amounts are included in accrued liabilities and selling, general and administrative expenses.

The following table displays the activity and balances of the retention bonus liability from the date of the merger to December 31, 2004. The remaining liability is expected to be recognized and paid by the end of the second quarter of 2005.

Balance at May 31, 2004 retention bonuses	Incurred	Payments	Ending balance at December 31, 2004
(amounts in thousands)
$1,959	$1,499	$1,727	$1,731

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

12. Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows:

	December 31, 2004	December 31, 2003
	Successor
	(amounts in thousands)
Trade accounts payable	$200,882	$163,227
Accrued capital expenditures	24,889	26,855
Cable maintenance	11,037	14,724
Unfavorable acquired contract	4,643	10,395
Sales taxes payable	4,360	2,013
Income taxes payable	507	2,451
Other taxes payable	1,128	520
Customer security deposits	3,171	1,477
Other	9,298	7,136

Total	$259,915	$228,798

13. Debt and Class A Redeemable Preferred Stock

(a) On May 31, 2003, the Successor entered into a note payable with TLGB, its parent company, for $25 million. The note principal was due on May 30, 2004 with monthly interest payments due on the first day of each month at an annual interest rate of 15%. The Successor repaid this note in full on June 27, 2003.

(b) The Class A Redeemable Preferred Stock was issued to the parent company for cash proceeds of $95 million as discussed in Note 3 and later retired as discussed in (c) below.

The Class A Redeemable Preferred Stock ranked senior to the common shares with respect to dividend and liquidation distributions. Holders of the Class A Preferred Stock were entitled to receive dividends, in cash, out of any assets of TIH legally available, prior and senior to any declaration or payment of any dividend on the common shares, at the rate of 10% of the liquidation preference amount. The liquidation preference amount was defined as $1,000 per share and an amount equal to all accrued and/or declared but unpaid dividends on such shares to the date payment is made.

The dividends on the Class A Redeemable Preferred Stock were cumulative, compounded annually and accrued daily from the date that shares of the preferred stock were issued until paid. If upon the occurrence of any merger, reorganization, consolidation or dissolution of TIH, the assets and funds to be distributed among the holders of the preferred stock were insufficient to permit the above liquidation preference, then the entire assets and funds of TIH available for distribution would be distributed pro rata among the preferred stockholders in proportion to the number of shares owned by each holder. TIH had the right at any time to redeem all, and no less than all, of the preferred shares at the liquidation preference amount as defined above. Upon the occurrence of a merger, reorganization or consolidation into or with any other company or entity, or upon the sale of substantially all of the assets of TIH to a company or entity, the preferred stockholders had the right to require the stock to be redeemed. Therefore, this preferred stock was classified as temporary equity.

(c) In connection with the ITXC merger on May 31, 2004, the Company retired its outstanding $95 million of stated value of preferred shares and paid the accrued dividends of $9.5 million on those shares. Concurrent

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

with the retirement, senior notes of $100 million were issued to an affiliate of the Company’s controlling shareholder. The senior notes have a maturity period of 4 years and the annual interest rate is 10%, payable quarterly. The holder of the notes is entitled to receive a fee equal to 1% of the outstanding balance at the end of the first year and 2% of the outstanding balance at the end of the second year. The estimated $3 million aggregate fee will be expensed over four years using the effective interest rate method. The Company is required to make principal payments of $25 million no later than the second anniversary, $25 million no later than the third anniversary and $50 million on May 31, 2008.

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

The senior note agreement contains various restrictive covenants relating to, inter alia, (a) limitations on certain indebtedness to be incurred, (b) limitations on dividends and capital redemptions or redemptions of subordinate debt, (c) limitations on the issuance and sale of capital stock, and (d) prohibition against certain liens, transactions with affiliates and asset sales. The senior note agreement generally restricts the Company from paying dividends (other than dividends paid in-kind) except to the extent that no default has occurred under the note, the Company maintains an adequate debt service coverage ratio, and the payment does not exceed certain thresholds permitted for aggregate restricted payments.

Certain subsidiaries of the Company guarantee the payment of the senior notes.

14. Interest Expense

Interest expense includes an amount of $12.1 million for the year ended December 31, 2004, $0.4 million for the seven months ended December 31, 2003 and nil for the five months ended May 30, 2003 and year ended December 31, 2002, representing the accretion of certain liabilities recognized at the date of Acquisition, to the amounts currently payable.

The year ended December 31, 2004 includes $6.6 million, of interest expense relating to the senior notes issued in the second quarter of 2004.

The Predecessor’s interest expense for 2002 includes normal contractual interest on outstanding obligations through the bankruptcy filing date of May 14, 2002 and the Debtor-in-possession financing. Subsequent to the filing date, interest was not accrued on unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on pre-petition debt totaled $81.5 million and $124.5 million for the five months ended May 30, 2003 and for the period from the bankruptcy date through December 31, 2002, respectively.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

15. Income Taxes

The components of the provision for income taxes and the reconciliation between the United States income taxes at statutory rates to the consolidated income (losses) before income taxes and the Company’s income taxes are presented in the charts below.

Components of the provision for income taxes

	Successor		Predecessor
	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 30, 2003	Year Ended December 31, 2002
	(amounts in thousands)
Current
U.S.	$(2,309)	$2,584	$—	$—
Foreign	450	142	—	811

	(1,859)	2,726	—	811
Deferred
U.S.	(218)	218	—	—
Foreign	391	548	—	—

	173	766	—	—

Income taxes	$(1,686)	$3,492	$—	$811

Components of income (loss) before income taxes:

	Successor		Predecessor
	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 30, 2003	Year Ended December 31, 2002
	(amounts in thousands)
U.S.	$(9,807)	$7,128	$(9,435)	$(1,457,642)
Foreign	(13,356)	(3,311)	(20,557)	(507,483)

Income (loss) before income taxes	$(23,163)	$3,817	$(29,992)	$(1,965,125)

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Reconciliation between income tax expense at the statutory tax rate and the tax rate used in the financial statements

	Successor		Predecessor
	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 30, 2003	Year Ended December 31, 2002
	(amounts in thousands)
Amounts computed at the US statutory tax rate (35%)	$(8,107)	$1,298	$(10,497)	$(687,794)
State taxes net of federal tax benefit	(447)	242	(396)	(60,756)
Foreign tax rate differences	(768)	(2,109)	163	5,712
Utilization of prior year losses	—	—	—	8,546
Other permanent differences	(1,163)	184	8,588	(25,947)
Enacted tax rate changes	(2,982)	—	13,756	12,657
Change in valuation allowance	11,989	3,704	(11,614)	749,428
Other	(208)	173	—	(1,035)

Income taxes	$(1,686)	$3,492	$—	$811

The Successor is incorporated in Bermuda which does not impose income tax. The Successor’s effective rate is entirely due to income taxes imposed by jurisdictions in which it operates other than Bermuda.

Valuation allowance

	Successor		Predecessor
	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 30, 2003	Year Ended December 31, 2002
	(amounts in thousands)
Beginning Balance	$(4,154)	$(450)	$(1,281,038)	$(531,610)
Change to valuation allowance	(111,870)	(3,704)	11,614	(749,428)

Ending Balance	$(116,024)	$(4,154)	$(1,269,424)	$(1,281,038)

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax are presented in the chart below.

	Successor
	December 31, 2004	December 31, 2003
	(amounts in thousands)
Deferred income tax assets
Property and Equipment	$12,152	$6,341
Deferred income/expense	13,920	318
Net operating losses carryforwards	90,877	4,127
Other	5,884	799

	122,833	11,585

Deferred income tax liabilities
Long term debt foreign exchange gains	(900)	(1,457)
Prepaid pension asset	(6,849)	(6,740)

	(7,749)	(8,197)
Valuation Allowance	(116,024)	(4,154)

Net deferred income tax liability	$(940)	$(766)

The net operating loss (NOL) tax assets of $90.9 million include ITXC’s NOL tax assets as at May 31, 2004 of $78 million. Likewise, the valuation allowance of $116.0 million includes an allowance of $78 million that is related to ITXC’s NOL tax assets and other temporary differences of approximately $21.9 million as at May 31, 2004. The majority of the NOL carryforwards resulting in a deferred consolidated tax asset of approximately $83 million, relate to the US operations and will expire between 2011 and 2024 and between 2004 and 2011 for federal and state purposes respectively. The balance of the NOL carryforwards have a remaining life of 5 years to unlimited years.

The Successor’s income tax returns are subject to examination by various tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service in the United States and the Canada Revenue Agency in Canada, can raise issues and propose tax assessments.

Except for earnings that are currently distributed, no additional provision has been made for income taxes on the undistributed earnings of the Successor or for unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries, since such earnings are expected to be permanently reinvested. A liability could arise if amounts were distributed by foreign subsidiaries or if foreign subsidiaries were disposed. Management has no plans to distribute such earnings in the foreseeable future.

16. Common Stock and Earnings per Share – Successor

Holders of common shares are entitled to one vote per share. Subject to the prior rights of any other shares of TIH ranking senior to the common shares, holders of common shares are entitled to such dividends as the Board may from time to time declare and are entitled to receive the remaining surplus assets of TIH on any winding-up or dissolution of TIH, whether voluntary or involuntary or for the purpose of a reorganization or otherwise or upon any distribution of capital.

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

On May 31, 2004, the merger with ITXC was consummated. Upon consummation of the merger, all the outstanding shares of ITXC’s common shares were converted into 10,877,156 common shares of the Company at a fair value of $14.46 per share determined as of the date of announcement of the acquisition. In addition, all outstanding warrants of ITXC were converted into 219,942 warrants of the Company for a total fair value of $2.8 million. The warrants are exercisable anytime prior to April 30, 2008 at an exercise price of $3.41 per share. All outstanding options of ITXC were converted into 1,595,323 stock options of the Company for a total fair value of $16.3 million. The range of exercise price for the options is $0.02 to $430 per share. In addition, authorized shares of the Company were increased to 400 million.

During 2004, stock options in respect of 101,750 common shares were exercised for cash consideration of $10,120.

The number of common shares authorized for stock option grants is 3,821,141.

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

Basic and Diluted Earnings (Loss) per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31, 2004	Seven Months Ended December 31, 2003
Net loss attributable to common stockholders	$(25,435)	$(5,217)
Basic and diluted loss per share:	$(0.74)	$(0.19)
Weighted average shares	34,456,031	28,106,757

17. Stock-Based Compensation Plans

Successor

During the seven months ended December 31, 2003, TLGB granted the rights to purchase, in the aggregate 2,358,720 shares of the Company stock at a price equal to that paid by TLGB on May 30, 2003 to seven members of Teleglobe Parent management. A share purchase agreement dated October 1, 2003 was entered into by the seven management members. The total consideration paid for these shares was approximately $420,000. On October 1, 2003, a subsidiary of Teleglobe Parent had provided temporary funding to the seven management members through recourse notes, collateralized by the stock, bearing interest at 5% with a term of one year. The notes were repaid by February 6, 2004.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

As permitted under SFAS No. 123, the Company has elected to continue to measure its stock-based awards using the intrinsic value method prescribed by APB Opinion No. 25. In connection with the granting of the stock purchase rights, the Company recognized $7.5 million of compensation expense in the period ended December 31, 2003. This charge was calculated based on the difference between the purchase price of such shares paid by the executives and the value of such shares attributable as of the date on which the executives were committed to buy the shares and TLGB was committed to sell such shares. The fair value of the shares was determined using a valuation analysis.

The fair value of the stock purchase rights under SFAS No. 123 was estimated at the grant date using the Black-Scholes option pricing model with weighted average assumptions:

Successor
Seven Months Ended December 31, 2003
Risk free interest rate	1%
Dividend yield	0%
Volatility factor	90%
Weighted-average expected life of the stock purchase rights	60 Days
Weighted-average fair value of the stock purchase rights	$3.17

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

As a result of the merger with ITXC on May 31, 2004, the Company issued 1,595,323 stock options to ITXC employees, pursuant to the conversion equity incentive plan approved by shareholders on May 27, 2004 by written unanimous consent. At the time of the merger, 1,152,323 options had vested and 443,256 options were unvested vesting between 30 days and 4 years. The options expire between 15 days and 10 years from the date of the merger. The range of exercise price for the options is $0.02 to $430 per share.

On November 9, 2004, 850,000 stock options were issued from the previously authorized amount of 1,889,000 stock options. These options vest at a rate of one third per year from date of grant, subject to earlier vesting in certain circumstances. The options terminate no later than seven years after the grant date. The exercise price for issued options is equal to $3.34 per share being the NASDAQ closing price on November 9, 2004.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

The weighted-average fair value of options granted on November 9, 2004, June 9, 2004 and May 31, 2004 was $2.80 per stock option, $8.83 per stock option and $10.21 per stock option, respectively. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions:

	November 9, 2004	June 9, 2004	May 31, 2004
Expected life (in years)	6	7	4.5
Risk-free interest rate	3.9%	4.4%	3.2%
Volatility	100%	100%	100%
Dividend yield	0%	0%	0%

The Company’s stock option activity is as follows:

	Year Ended December 31, 2004
	Number of Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	—	$—
Options granted	3,364,323	12.27
Options exercised	101,750	0.10
Options expired	52,316	24.47
Options cancelled	83,876	12.64

Options outstanding, end of year	3,126,381	$12.46

The following table summarizes information about fixed price stock options outstanding at December 31, 2004:

	Number of Shares	Outstanding		Exercisable
Range of Exercise Prices		Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price
$ 0.32—$ 5.00	1,080,797	5.6	$3.18	230,797	$2.60
5.01— 10.00	98,971	3.5	7.10	72,466	6.83
10.01— 15.00	1,121,223	6.0	10.58	157,595	10.73
15.01— 25.00	289,378	4.0	18.79	224,139	17.99
25.01— 50.00	494,272	3.9	28.73	445,376	28.74
50.01— 430.00	41,740	2.5	79.18	41,709	79.18

$ 0.32—$430.00	3,126,381	5.2	$12.46	1,172,082	$19.56

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the periods indicated:

	Successor	Successor	Predecessor	Predecessor
(amounts in thousands)	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 30, 2003	Year Ended December 31, 2002
Net (loss) income	$(21,477)	$325	$(29,992)	$(5,981,352)
Preferred stock dividends	(3,958)	(5,542)	—	—

Net (loss) attributable to common stockholders	(25,435)	(5,217)	(29,992)	(5,981,352)
Add: stock-based compensation, as reported pursuant to APB 25	33	7,475	—	556
Deduct: total stock-based compensation determined under fair value based methods for all awards	(5,062)	(7,501)	—	(609)

Adjusted net loss, fair value method for all stock-based awards	(30,464)	(5,243)	(29,992)	(5,981,405)
Basic and diluted net loss per share, as reported	$(0.74)	$(0.19)	$—	$—

Basic and diluted net loss per share, SFAS 123 adjusted	$(0.88)	$(0.19)	$—	$—

Predecessor

As a result of the BCE acquisition in 2000, all outstanding options issued under Teleglobe Inc.’s stock-based award compensation plans were modified to entitle the holders to receive BCE Inc. common shares, by adjusting the number of shares and the exercise price by a ratio of 0.91. As a result of the modification, the Predecessor incurred a deferred compensation charge of approximately $2.2 million, which was recognized over the remaining vesting period of the options.

Following the BCE acquisition, employees were granted options under the stock option plans of BCE Inc. 782,550 and 3,890,317 stock options were granted in 2002 and 2001, respectively. On December 31, 2002, the terms of all stock options granted prior to the BCE acquisition were modified to accelerate vesting to allow the option holders to exercise these options at any time prior to December 31, 2003, at which point any unexercised options still held would expire.

Options granted under the BCE Inc. plan were not accelerated and holders were given until January 31, 2003 to exercise any options which were fully vested as of December 31, 2002.

As a result of the accelerated vesting of options granted under the Teleglobe Inc. plan, on December 31, 2002, a new measurement date for these options was created. However, no compensation expense was recognized, as the exercise price of the unvested options as of this date was greater than the market price of the stock into which these options were exercisable.

In 2000, the Predecessor granted 355,079 restricted shares of common stock. The difference between the market value of the restricted shares at the time of grant and the consideration received was recorded as unearned

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

restricted share compensation as a separate component of divisional equity. This compensation was amortized over the period during which the restrictions lapsed.

The fair value of the options under SFAS No. 123 was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions based on the underlying BCE Inc. common shares (no options were granted during 2003):

	Predecessor
	Year Ended December 31, 2002	Year Ended December 31, 2001
Risk free interest rate	4.6%	6.0%
Dividend yield	3.2%	2.9%
Volatility factor relating to the expected market price of BCE common shares	30%	29%
Weighted-average expected life of the options	4.5	4.5
Weighted-average fair value of options granted	$0.18	$0.27

18. Employee Benefit Plans

The Predecessor sponsored contributory and non-contributory defined benefit pension plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned.

Contributions are made in accordance with the laws and customs of the various countries in which it operates. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation.

In addition to these pension plans, there are defined contribution plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code for U.S. employees, and a Registered Retirement Savings plan (“RRSP”) for Canadian employees, enabling qualified employees to contribute on a tax-deferred basis. Employer contributions to the 401(k) plan and RRSP were approximately $435,000, $126,000, $88,000, and $842,000 for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 30, 2003 and for the year ended December 31, 2002, respectively. In addition, an unfunded Supplemental Employee Retirement Plan (“SERP”) was maintained for certain senior executives. At December 31, 2004 and December 31, 2003, the unfunded pension liability associated with the SERP was approximately $880,000 and $583,000, respectively.

These plans were assumed by TIH upon the acquisition of certain of the assets and the assumption of certain liabilities of the Predecessor.

TIH measures its pension plan assets and obligations as at December 31. The post-retirement plan obligations are measured at December 31.

TIH also assumed a post-retirement health care and life insurance plan (“OPEB”) for its current retirees and future retirees as a result of the Purchase Agreement, the costs of which were not significant. The benefit obligation associated with this plan, included in other liabilities, was approximately $542,000 and $646,000 as of December 31, 2004 and December 31, 2003, respectively.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Changes in benefit obligations for OPEB plans are presented in the following tables:

	Successor		Predecessor
	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 30, 2003	Year Ended December 31, 2002
	(amounts in thousands)
Opening balance of projected benefit obligations	$646	$—	$594	$636
Acquired balance	—	688	—	—
Service cost	49	33	23	62
Gain on plan amendments	(140)	(141)	—	—
Settlement gain	—	—	—	(70)
Payments made	(131)	(70)	(20)	(39)
Foreign exchange loss	82	41	91	5

	506	551	688	594
Unrecognized plan change gain	118	136	—	—
Unrecognized foreign exchange loss	(82)	(41)	(96)	(5)

Ending liability as per balance sheet	$542	$646	$592	$589

The health care cost trend rate has a significant effect on the amounts reported. The assumed health care trend rate used to determine the accumulated post-retirement benefit obligation calculated as at December 31, 2004 is 11.48%. The ultimate weighted average health care trend is 5.66% and is expected to be attained in the year 2016. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Successor				Predecessor
	Year ended December 31, 2004		Seven Months Ended December 31, 2003		Five Months Ended May 30, 2003
	1-Percentage-Point				1-Percentage-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
	(amounts in thousands)
Effect on service cost components	$4	$(3)	$2	$(1)	$2	$(1)
Effect on interest cost components	$4	$(3)	$3	$(2)	$2	$(1)
Effect on post-retirement benefit obligation	$152	$(131)	$72	$(62)	$58	$(50)

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

The changes in benefit obligations and in the plan assets for these various defined benefit pension plans are presented below.

	Successor		Predecessor
	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 30, 2003	Year Ended December 31, 2002
	(amounts in thousands)
Projected benefit obligation, beginning of period	$107,303	$—	$85,146	$84,531
Acquired projected benefit obligation	—	99,724	—	—
Service cost	2,379	1,347	860	2,835
Interest cost	6,817	3,843	2,416	5,548
Benefits paid	(6,834)	(3,732)	(2,057)	(6,465)
Settlement gain	—	—	—	(1,866)
Experience loss	7,239	—	—	—
Effect of foreign exchange rate changes	8,495	6,121	13,359	563

Projected benefit obligation, end of period	$125,399	$107,303	$99,724	$85,146

Fair value of plan assets, beginning of period	$130,658	$—	$118,521	$129,664
Acquired fair value of plan assets	—	120,145	—	—
Actual return on plan assets	12,577	6,813	(12,733)	(5,823)
Benefits paid	(6,834)	(3,732)	(2,057)	(6,405)
Effect of foreign exchange rate changes	9,836	7,432	16,414	1,085

Fair value of plan assets, end of period	$146,237	$130,658	$120,145	$118,521

Funded status	$20,838	$23,355	$20,421	$33,375
Unamortized experience differences	615	(2,206)	29,857	14,522
Unamortized foreign exchange gains (losses)	(2,651)	(1,311)	(949)	2,107

Prepaid pension asset	$18,802	$19,838	$49,329	$50,004

The assumptions used in accounting for the pension plans and the other benefit plans on a weighted-average basis are as follows:
Discount rate used for benefit costs	6.50%	6.50%	6.50%	6.50%
Discount rate used for benefit obligations	6.00%	6.50%	6.50%	6.50%
Expected long-term return on plan assets	6.50%	6.50%	8.00%	8.00%
Inflation	2.50%	2.50%	2.50%	2.50%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%
Asset valuation method	Market value	Market value	Market value	Market value

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

The long-term rate of return on plan assets was determined as the weighted-average of expected return of each of the asset classes in the target allocation of plan assets. The expected return of each asset class is the investment managers’ assessment of future returns. These expectations were compared to historical market returns to ensure that the expected return for each class was a conservative estimate.

	Successor		Predecessor
	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 30, 2003	Year Ended December 31, 2002
	(amounts in thousands)
Components of pension expense are as follows:
Service cost	$2,374	$1,347	$860	$2,835
Interest cost	6,860	3,842	2,416	5,548
Amortization of experience loss (gain)	—	—	956	(1,507)
Return on assets	(8,170)	(4,607)	(3,558)	(9,059)

Total pension expense (gain)	$1,064	$582	$674	$(2,183)

The accumulated benefit obligation at December 31, 2004 and December 31, 2003 is $122.3 million and $103.5 million, respectively.

Employee benefit plan investment components and investment strategy

The Company uses an active management style to manage short-term securities, Canadian equities and international equities. Canadian bonds, US equities and the asset mix are managed passively. To accomplish this, the Company has entrusted this task to a professional investment manager. The management mandate defines the targeted asset allocation and the parameters for evaluating the manager performance.

The benchmark portfolio percentages presented below take into account the plans’ financial position and the relationship between the assets and liabilities. To minimize the volatility of the returns, TIH selected the passive management approach for its asset mix. As a result, the market value of each asset class is rebalanced, on a quarterly basis, to the benchmark portfolio if the weighting of either the overall fixed-income securities or that of equities weight deviates from the benchmark portfolio by more than +/- 3%. In such a case, the Fund asset mix is brought back to the benchmark portfolio within 30 days.

The pension plan’s weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at December 31
	2004		2003
Asset Category	Actual	Target	Actual	Target
Government bonds	75%	75%	74%	75%
Equity securities	20%	20%	22%	20%
Short term investments	5%	5%	4%	5%

Total	100%	100%	100%	100%

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Equity securities do not include TIH common stock at either December 31, 2004 or 2003.

TIH’s other post-retirement benefit plans were unfunded and therefore no asset allocation is presented for these plans.

Cash flows

Contributions

TIH does not expects to contribute to its defined benefit pension plans because they are in a surplus position but expects to contribute approximately $95,000 to its post-retirement benefit plans in 2005. The Company did not make any contributions to its pension plans for the year ended December 31, 2004 but did contribute approximately $130,000 to its post-retirement benefit plans in 2004.

Estimate future benefit payments

The following benefit payments table provides expected benefit payments based on past and future services.

	Pension Benefits	Other Benefits
	(amounts in thousands)
2005	$6,746	$95
2006	6,838	100
2007	6,962	96
2008	7,032	96
2009	7,168	100
2010-2014	$36,639	$610

19. Commitments and Contingencies

Commitments

TIH leases certain office equipment, computer equipment, office space and certain circuit capacity under operating leases. The purchase commitments relate to construction, software development projects and fiber capacity contractual commitments. TIH has the following commitments:

Payments due	Operating Lease Obligations	Purchase Obligations	Total
	(amounts in thousands)
2005	$29,426	$8,913	$38,339
2006	15,423	1,563	16,986
2007	13,343	142	13,485
2008	12,758	—	12,758
2009	12,574	—	12,574
Thereafter	71,486	—	71,486

Total	$155,010	$10,618	$165,628

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	Over 5 years
Standby letters of credit	$5,224	$5,224	$—	$—	$—

Total commercial commitments	$5,224	$5,224	$—	$—	$—

Minimum lease payments have not been reduced by minimum operating sublease rentals of $638,000 due in the future under non-cancelable subleases which primarily commenced in January 2002.

Total rent and operating lease expenses were approximately $38.5 million for the year ended December 31, 2004, $20.1 million for the seven months ended December 31, 2003, $18.1 million for the five months ended May 30, 2003 and $53.9 million for the year ended December 31, 2002.

TIH is also party to numerous non-cancelable operating and maintenance (“O&M”) contracts associated with its IRUs with various cable operators, which expire at various times over the next 20 years. Annual O&M costs under these contracts are anticipated to be approximately $18 million for 2005. In addition to these contractual agreements, TIH also has multi-year commitments to purchase termination of voice traffic from Bell Canada. Based on the current termination volumes, this commitment would be approximately $25 to $35 million through the contract period ending 2007.

Litigation

On August 16, 2004, Teleglobe announced that after the merger with ITXC which was consummated on May 31, 2004, as part of its normal ongoing review of ITXC’s operations in connection with the post-merger integration of the Company and ITXC, the Company had identified and was investigating potential instances of noncompliance with the United States Foreign Corrupt Practices Act (“FCPA”) relating to ITXC’s operations in certain African countries prior to its merger with Teleglobe, consummated on May 31, 2004. The Company voluntarily notified the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) of the matter. The Company’s Audit Committee subsequently engaged an outside law firm, Debevoise & Plimpton LLP (“Debevoise”), to investigate the FCPA-related matters. As a result of the investigation, the following individuals are no longer employed by the Company: the Company’s Vice President, Sales-Wirless, formerly the Executive Vice President, Global Sales for ITXC; the Company’s Regional Buyer for Africa, formerly ITXC’s Regional Director for Africa; and the Company’s Executive Vice President and General Counsel, formerly Vice President, General Counsel and Secretary of ITXC prior to its merger with Teleglobe.

Following the completion of its investigation into the actions of ITXC employees in November 2004, at the request of the Company’s Audit Committee, Debevoise conducted an investigation into Teleglobe’s foreign agency agreements and practices in order to confirm that no similar issues exist with respect to Teleglobe’s compliance with the FCPA.

Debevoise recently completed its investigation with respect to Teleglobe’s compliance with the FCPA, and has issued a final report concerning the results thereof to the Audit Committee. The Debevoise report states that its investigation uncovered no violation of the FCPA by Teleglobe employees. However, the report also concludes that commercial bribery appears to have occurred with regard to two agents retained by Teleglobe (with whom the Company no longer carries on business) relating to one telecommunications carrier in Asia that is a Teleglobe customer. The report finds evidence that it is likely that payments made by Teleglobe to these agents were paid for the benefit of employees of such telecommunications carrier. As a result of the investigation, the Company’s Regional Sales Managing Director, Asia/Pacific and the Company’s sales

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

representative responsible for that carrier have been terminated and several other employees were reprimanded. The Debevoise report makes a number of recommendations aimed at improving Teleglobe’s compliance practices and procedures, which recommendations the Company has begun to implement.

Teleglobe has been cooperating fully with the SEC and the DOJ with respect to this matter, and it has periodically briefed representatives of the SEC and DOJ concerning the investigation. The SEC has advised the Company that it is conducting an informal inquiry into the matter and has requested that Teleglobe provide certain documents to it on a voluntary basis. The Company intends to continue to fully cooperate with the SEC and the DOJ concerning these matters, and has voluntarily provided certain documents to the SEC in response to their request. Based on Debevoise’s investigation into the actions of ITXC employees and any additional factors arising from the final report, Teleglobe cannot predict the extent to which the SEC, the DOJ or any other governmental authorities will pursue administrative, civil or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. The Company has not identified, and does not believe it is likely that any material adjustment to its financial statements is or will be required in connection with the results of this investigation, although it is possible that a monetary penalty, if any, may be material to the Company’s results of operations in the period in which it is imposed.

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

We are also party to suits for collection, commercial disputes, claims from customers and/or suppliers over reconciliation of payments for voice minutes, circuits, Internet bandwidth and/or access to the public switched telephone network, leased equipment, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to prosecute vigorously claims that we have brought and employ all available defenses in contesting claims against us. Nevertheless, in deciding whether to pursue settlement we will consider, among other factors, the substantial costs and the diversion of managements attention and resources that would be required in litigation. In light of such costs, we have settled various matters on what we believe have been favorable terms which did not have a material impact our financial position, results of operations, or cash flows. The results or failure of any suit is not expected to have a material adverse effect on our business.

20. Related Party Transactions

Successor

On May 31, 2003, the Successor entered into a note payable with TLGB, the parent company and an affiliate of the Company’s controlling shareholder, for $25 million. This loan was repaid in full in June 2003, plus interest expense of approximately $292,000. The Successor also repaid $3.9 million in June 2003 to Cerberus for direct costs incurred on behalf of the Successor related to the Acquisition on May 30, 2003.

On May 30, 2003, the Successor issued Class A Redeemable Preferred Stock to the parent company for cash proceeds of $95.0 million. The preferred shares paid dividends at a rate of 10%. On May 31, 2004, the Company redeemed the preferred shares of $95.0 million including accrued dividends of $9.5 million and issued senior notes totaling $100.0 million to an affiliate of the Company’s controlling shareholder. The senior notes have a maturity period of 4 years and the annual interest rate is 10%, payable quarterly. The holder of the notes is entitled to receive a fee equal to 1% of the outstanding balance at the end of the first year and 2% of the outstanding balance at the end of the second year.

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

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

Other affiliates

The Predecessor had agreements with BCE Inc. regarding the operation of the 1000 de La Gauchetiere Street West building. In addition, the Predecessor used the satellite space segments of International Telecommunications Satellite Organization, in which the Predecessor held an investment recorded at cost. This investment was sold for $65 million in September 2002, resulting in a gain of approximately $7.9 million.

The Successor and Predecessor concluded the following transactions at exchange value with related parties in the normal course of business.

(amounts in thousands)	Classification in the Company’s consolidated financial statements	Successor		Successor		Predecessor	Predecessor
Nature of transaction with the related party		Year Ended December 31, 2004		Seven Months Ended December 31, 2003		Five Months Ended May 30, 2003	Year Ended December 31, 2002
BCE and its affiliates
Sales of services	Operating revenues	N/A	*	N/A	*	$105,105	$238,764
Acquisition of services	Operating expenses	N/A	*	N/A	*	$6,238	$9,817
Financing	Interest expenses	N/A	*	N/A	*	—	$5,111
Administrative services**	Selling, general and administrative	N/A	*	N/A	*	$671	$2,692
Network	Network expenses	N/A	*	N/A	*	$5,145	12,603
Excel***
Sales of services	Operating revenues	N/A		N/A		N/A	$15,670
Acquisition of services	Operating expenses	N/A		N/A		N/A	$10,400
Cerberus and affiliates
Financing	Interest expense	$6,592		$292		N/A	N/A
Debtor-in-Possession financing	Interest expense****	—		—		$126	$27
Preferred stock dividend	Preferred stock dividends to parent company	$3,958		$5,542		N/A	N/A
Management agreement	Selling, general and administrative	—		—		$1,110	$222
Officers of TIH*****	Interest income	$3		$5		N/A	N/A

*	As a result of the acquisition on May 31, 2003, BCE Inc. is not considered a related party subsequent to May 30, 2003.
**	Management fees paid to BCE were based on direct costs for providing these services by BCE.
***	Excel is not considered a related party subsequent to March 31, 2002, following its divestiture by Teleglobe Inc.
****	Cerberus made a loan of $6 million in December 2002. This loan was repaid later in December 2002 and as a result the loan is not reflected on the December 31, 2002 balance sheet.
*****	TIH made loans to certain officers in October 2003. These loans were fully repaid by February 6, 2004.

Amounts payable to related parties at December 31, 2004 total $100.5 million and $0.2 million at December 31, 2003. Amounts receivable from related parties at December 31, 2004 are nil and $0.3 million at December 31, 2003.

21. Segment Reporting and Geographic Information

TIH has a single operating segment based on the manner in which management has organized the operations of the Company. For the Predecessor, these combined financial statements are consistent with the operating segments of Teleglobe Inc. referred to as the BCE Teleglobe Operating Segment.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

TIH’s significant operations outside the United States include Canada, the United Kingdom, Australia, Hong Kong and Spain. For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Net property and equipment, goodwill and other intangible assets are attributed to the geographic location in which they are located. Certain cable assets which are not physically located in the geographies of the operating entities are classified under the Bermuda entity. The following is a summary of operations by entities located within the indicated geographical areas.

	Successor		Predecessor
	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 30, 2003	Year Ended December 31, 2002
	(amounts in thousands)
Revenues
United States	$325,167	$178,615	$97,209	$210,457
Canada	135,665	76,725	103,876	240,937
Europe	297,701	134,919	84,923	291,384
Latin America	42,092	22,277	18,454	86,269
Asia	85,401	51,115	36,113	119,998
Other	116,123	32,666	20,793	61,250

	$1,002,149	$496,317	$361,368	$1,010,295

	Successor
	December 31, 2004	December 31 2003
	(amounts in thousands)
Property and equipment
United States	$50,909	$29,605
Canada	30,325	20,157
United Kingdom	5,322	3,644
Spain	340	299
Europe-other	1,572	—
Bermuda	59,751	67,531
Other	1,408	603

	$149,627	$121,839

Intangible assets
United States	$1,992	$—
Europe	22,956	—
Bermuda	5,862	10,352

	$30,810	$10,352

Goodwill
Bermuda	$96,877	$—

	$96,877	$—

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) /

AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)—(Continued)

The following is a summary of revenues by major products:

	Successor		Predecessor
	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 30, 2003	Year Ended December 31, 2002
	(amounts in millions)
Voice-transport	$803	$378	$267	$648
Data-transport	107	65	60	265
Value added services	92	53	34	97

Total	$1,002	$496	$361	$1,010

One customer accounted for approximately 10.2% of TIH’s revenues for the year ended December 31, 2004, 13% for the seven months ended December 31, 2003, 29% of the Predecessor’s revenues for the five months ended May 30, 2003, and 24% for the year ended December 31, 2002.

Item 8a. Quarterly Financial Information

The following table sets forth certain operating data and consolidated statements of operations data for our most recent eight quarters. The financial information has been derived from our unaudited consolidated financial statements. In our management’s opinion, this unaudited financial information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments, (consisting of normal recurring adjustments, except for the reorganization items and purchase price allocations and prior period adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended (Successor)
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands except per share data)
	Unaudited
Minutes of traffic	2,140,874	2,496,806	3,358,424	3,597,954

Operating revenues	$214,544	$230,651	$276,789	$280,165
Operating expenses
Telecommunication	154,356	169,370	208,322	211,968
Network, exclusive of amortization and depreciation shown below	23,734	24,068	23,379	23,651
Selling, general and administrative, exclusive of stock based compensation expense, bad debt expense, restructuring charges, depreciation and amortization shown below	25,622	32,189	39,992	39,027
Stock-based compensation expense	—	5	15	13
Bad debt expense	(1,087)	497	620	645
Foreign exchange loss (gain)	485	(179)	(233)	(2,714)
Restructuring charges	893	—	—	—
Amortization of intangible assets	1,020	1,339	1,981	1,998
Depreciation	4,512	5,729	7,947	7,939

Total operating expenses	209,535	233,018	282,023	283,527
Interest expense, interest income, other income and other expense	2,381	3,754	5,962	6,112

Total expenses	211,916	236,772	287,985	288,639

Income (loss) before income taxes	2,628	(6,121)	(11,196)	(8,474)
Income taxes	148	(2,345)	(165)	676

Net income (loss)	2,480	(3,776)	(11,031)	(9,150)
Preferred stock dividends to parent company	2,375	1,583	—	—

Net income (loss) attributable to common stockholders	$105	$(5,359)	$(11,031)	$(9,150)

Basic and diluted loss per share	$—	$(0.17)	$(0.28)	$(0.23)

	Predecessor	Predecessor	Successor	Successor	Successor
	Three Months Ended March 31, 2003	Two Months Ended May 30, 2003	One Month Ended June 30, 2003	Three Months Ended September 30, 2003	Three Months Ended December 31, 2003
	(in thousands except per share data)
	Unaudited
Minutes of traffic	1,919,341	1,207,862	603,569	1,896,887	2,114,571

Operating revenues	$229,868	$131,500	$69,260	$212,265	$214,792
Operating expenses
Telecommunication	162,293	89,152	48,340	146,304	149,546
Network, exclusive of amortization and depreciation shown below	34,551	20,545	9,641	26,872	26,399
Selling, general and administrative, exclusive of stock based compensation expense, professional fees incurred in connection with the carve-out financial statements, bad debt expense, depreciation and amortization shown below	27,045	13,903	7,765	23,092	26,809
Stock-based compensation expense	—	—	—	7,475	—
Professional fees incurred in connection with the carve-out financial statements	—	—	—	—	3,621
Bad debt expense	2,952	704	172	515	—
Foreign exchange (gain) loss	(2,897)	(6,581)	(916)	2,573	2,559
Amortization of intangible assets	—	—	156	467	449
Depreciation	9,032	6,005	1,493	4,630	3,908

Total operating expenses	232,976	123,728	66,651	211,928	213,291
Interest expense, interest income, other income and other expense	(434)	935	299	216	115

Total expenses	232,542	124,663	66,950	212,144	213,406

(Loss) income before reorganization items and income taxes	(2,674)	6,837	2,310	121	1,386
Reorganization charges	24,224	9,931	—	—	—

(Loss) income before income taxes	(26,898)	(3,094)	2,310	121	1,386
Income taxes	—	—	16	(16)	3,492

Net (loss) income	(26,898)	(3,094)	2,294	137	(2,106)
Preferred stock dividends to parent company	—	—	(792)	(2,375)	(2,375)

Net income (loss) attributable to common stockholders	$—	$—	$1,502	$(2,238)	$(4,481)

Basic and diluted income (loss) per share	$—	$—	$0.05	$(0.08)	$(0.16)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended (“the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes to Internal Control over Financial Reporting. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

Richard Willett, Executive Vice President and Chief Operating Officer, recently took a medical leave of absence after a ski accident. Gerald Porter Strong, President and Chief Executive Officer and Pierre Duhamel, Executive Vice President and Chief Financial Officer, have assumed Mr. Willett’s duties during the absence.

On March 15, 2005, Teleglobe International Holdings Ltd and Teleglobe Canada ULC executed amendments to the Employment Agreement dated March 26, 2004 and the Amended and Restated Employment Agreement dated March 24, 2004 with Richard Willett. Effective January 10, 2005, Teleglobe International Holdings Ltd and Teleglobe Canada ULC have agreed to modify certain aspects of the termination without cause or for good reason provision. In addition, Teleglobe Canada ULC agreed to increase Mr. Willett’s annual base salary to Four Hundred Sixty Two Thousand Nine Hundred Eighty-Five Canadian Dollars. Copies of each of these agreements are attached hereto as Exhibit 10.16.

On March 15, 2005, Teleglobe International Holdings Ltd and Teleglobe Canada ULC executed amendments to the Employment Agreement dated March 26, 2004 and the Amended and Restated Employment Agreement dated March 24, 2004 with Gerald Porter Strong. Teleglobe International Holdings Ltd and Teleglobe Canada ULC have agreed to modify certain aspects of the termination without cause or for good reasons provision. Copies of each of these agreements are attached hereto as Exhibit 10.17.

PART III

The information required by Part III will be provided in our definitive proxy statement for our 2005 annual meeting of stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A and is incorporated herein by this reference.

Item 10. Directors and Executive Officers of the Registrant

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

We have adopted a Code of Business Conduct that satisfies the SEC’s definition of a “code of ethics” and applies to all employees, including our principal executive officer, principal financial officer, and controller. The Code of Business Conduct has been filed as an exhibit in this annual report on form 10-K and is posted on our website at www.teleglobe.com. We intend to disclose on our website any amendments to the Code of Business Conduct and any waivers of the Code that apply to our principal executive officer, principal financial officer, and controller.

Item 11. Executive Compensation

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of stockholders that is responsive to the information required with respect to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of stockholders that is responsive to the information required with respect to this Item.

Item 13. Certain Relationships and Related Transactions

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of stockholders that is responsive to the information required with respect to this Item.

Item 14. Principal Accounting Fees and Services

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of stockholders that is responsive to the information required with respect to this Item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following financial statements and related report are set forth in Item 8 of this annual report on Form 10-K:

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets (Successor) as of December 31, 2004 and 2003	F-4

Consolidated Statements of Operations (Successor) for the year ended December 31, 2004 and seven months ended December 31, 2003/ Combined Statements of Operations (Predecessor) for the five months ended May 30, 2003 and year ended December 31, 2002

F-5

Consolidated Statements of Stockholder’s Equity (Deficit) (Successor) for the year ended December 31, 2004 and seven months ended December 31, 2003 / Combined Statements of Divisional Equity (Predecessor) for the five months ended May 30, 2003 and year ended December 31, 2002

F-6

Consolidated Statements of Cash Flows (Successor) for the year ended December 31, 2004 and seven months ended December 31, 2003 / Combined Statements of Cash Flows (Predecessor) for the five months ended May 30, 2003 and year ended December 31, 2002

F-7
Notes to Consolidated Financial Statements (Successor) and Combined Financial Statements (Predecessor)	F-8

(b)	Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(c)	The following exhibits are incorporated by reference herein or annexed to this annual report

2.1	Agreement and Plan of Merger, dated as of November 4, 2003, among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.2	Form of Joinder Agreement (Incorporated by reference to Exhibit 2.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2004 among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.4	Subscription Agreement dated as of February 4, 2004, between Teleglobe International Holdings Ltd and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 2.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.1	Memorandum of Association of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.2	Bye-laws of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.1	Contingent Waiver of Rights under the Third Amended and Restated Registration Rights Agreement dated November 4, 2003 between the holders therein and ITXC Corp. (Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.2	Teleglobe Shareholders Agreement dated October 1, 2003 among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.3	Amendment No. 1 to Teleglobe’s Shareholders Agreement, dated March 26, 2004, among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.4	Repurchase Agreement, dated March 26, 2004, among Teleglobe and certain directors and officers party thereto (Incorporated by reference to Exhibit 4.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.5	Form of Note Purchase Agreement between Madeleine L.L.C. and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 4.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.6	Form of Note due May 31, 2008. (Incorporated by reference to Exhibit 4.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.7	Repurchase Agreement dated as of March 26, 2004 among Teleglobe and Gemini Trust. (Incorporated by reference to Exhibit 4.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.8	Teleglobe International Holdings Ltd 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.9	Teleglobe International Holdings Ltd Conversion Equity Incentive Plan (Incorporated by reference to Exhibit 4.9 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.10	Securities Exchange Agreement, dated as of May 27, 2004, among Teleglobe International Holdings Ltd, Teleglobe Bermuda Holdings Ltd and the holders of common shares of Teleglobe Bermuda Holdings Ltd specified therein. (Incorporated by reference to Exhibit 4.10 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.11	Novation Agreement, dated as of May 27, 2004, among Teleglobe Bermuda Holdings Ltd, Teleglobe International Holdings Ltd and TLGB Acquisition Ltd. (as successor to TLGB Acquisition LLC). (Incorporated by reference to Exhibit 4.11 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

10.1	Master Wholesale Pricing and Services Coordinating Agreement dated as of January 1, 2001 among Bell Canada Enterprises and Teleglobe Inc. together with Amendment No. 1 dated June 12, 2003 and Amendment No. 2 dated January 9, 2004 to the Master Wholesale Pricing and Services Coordinating Agreement among Bell Canada Enterprises and Teleglobe Canada ULC (Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.2	Commitment Letter dated February 6, 2004, from Cerberus Capital Management, L.P. as agreed and accepted by Teleglobe International Holdings Ltd (Incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.3	Intelsat Novation Agreement dated as of July 18, 2001 among INTELSAT, Intelsat U.K., Ltd. and Teleglobe Inc. (Incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.4	Master Wholesale Agreement, dated as of August 15, 2002 among Teleglobe Inc., Teleglobe USA Inc. and BCE Nexxia Inc. (Incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.5	Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Gerald Porter Strong (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.6	Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Gerald Porter Strong (Incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.7		Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Richard Willett (Incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.8		Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Richard Willett (Incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.9		Letter Agreement, dated November 21, 2003, from Teleglobe to Brian Fitzpatrick, as accepted (Incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.10		Third Amendment to Master Wholesale Pricing and Services Coordinating Agreement between Teleglobe Canada ULC and Bell Canada dated September 1, 2004 (Incorporated by reference to Exhibit 10.19 of the registrant’s Form 10-Q for the three months ended September 30, 2004)

10.11	*	Letter Agreement, dated as of January 10, 2005 by and between Teleglobe Canada ULC and Pierre Duhamel

10.12	*	Letter Agreement, dated as of January 10, 2005 by and between Teleglobe International Holdings Ltd and Pierre Duhamel

10.13	*	Fourth Amendment to Master Wholesale Pricing and Services Coordinating Agreement between Teleglobe Canada ULC and Bell Canada dated November 3, 2004

10.14	*	Fifth Amendment to Master Wholesale Pricing and Services Coordinating Agreement between Teleglobe Canada ULC and Bell Canada dated December 3, 2004

10.15	*	Letter Agreement, dated October 25, 2004, between Teleglobe America Inc. and Michael C.Wu

10.16	*	First Amendment to Amended and Restated Employment Agreement, dated as of March 15, 2005 by and between Teleglobe Canada ULC and Richard Willett and First Amendment to Employment Agreement, dated as of March 15, 2005, by and between Teleglobe International Holdings Ltd and Richard Willett

10.17	*	First Amendment to Amended and Restated Employment Agreement, dated as of March 15, 2005, by and between Teleglobe Canada ULC and Gerald Porter Strong and First Amendment to Employment Agreement, dated as of March 15, 2005, by and between Teleglobe International International Holdings Ltd and Gerald Porter Strong

14.1	*	Code of ethics

23.1	*	Consent of PricewaterhouseCoopers LLP

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March, 2005.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

By:	/s/ PIERRE DUHAMEL
Pierre Duhamel Chief Financial Officer and Executive Vice President (principal financial officer and duly authorized officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 2005.

Name	Title

/s/ GERALD PORTER STRONG Gerald Porter Strong	President and CEO; Director

/s/ TOM ROGERS Tom Rogers	Chairman of the Board of Directors

/s/ LEONARD TESSLER Leonard Tessler	Director

/s/ SETH PLATTUS Seth Plattus	Director

/s/ MICHAEL M. GREEN Michael M. Green	Director

/s/ JAMES N. CHAPMAN James N. Chapman	Director

/s/ ANTHONY CASSARA Anthony Cassara	Director

/s/ LEO CYR Leo Cyr	Director

/s/ EDWARD GREENBERG Edward Greenberg	Director

/s/ TIMOTHY F. PRICE Timothy F. Price	Director

/s/ PIERRE DUHAMEL Pierre Duhamel	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 4, 2003, among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.2	Form of Joinder Agreement (Incorporated by reference to Exhibit 2.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2004 among Teleglobe International Holdings Ltd, VEX Merger Subsidiary Corp. and ITXC Corp. (Incorporated by reference to Exhibit 2.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

2.4	Subscription Agreement dated as of February 4, 2004, between Teleglobe International Holdings Ltd and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 2.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.1	Memorandum of Association of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

3.2	Bye-laws of Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.1	Contingent Waiver of Rights under the Third Amended and Restated Registration Rights Agreement dated November 4, 2003 between the holders therein and ITXC Corp. (Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.2	Teleglobe Shareholders Agreement dated October 1, 2003 among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.3	Amendment No. 1 to Teleglobe’s Shareholders Agreement, dated March 26, 2004, among Teleglobe, TLGB and certain directors and officers party thereto, as amended (Incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.4	Repurchase Agreement, dated March 26, 2004, among Teleglobe and certain directors and officers party thereto (Incorporated by reference to Exhibit 4.4 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.5	Form of Note Purchase Agreement between Madeleine L.L.C. and Teleglobe Bermuda Holdings Ltd (Incorporated by reference to Exhibit 4.5 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.6	Form of Note due May 31, 2008. (Incorporated by reference to Exhibit 4.6 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.7	Repurchase Agreement dated as of March 26, 2004 among Teleglobe and Gemini Trust. (Incorporated by reference to Exhibit 4.7 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.8	Teleglobe International Holdings Ltd 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

4.9	Teleglobe International Holdings Ltd Conversion Equity Incentive Plan (Incorporated by reference to Exhibit 4.9 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.10	Securities Exchange Agreement, dated as of May 27, 2004, among Teleglobe International Holdings Ltd, Teleglobe Bermuda Holdings Ltd and the holders of common shares of Teleglobe Bermuda Holdings Ltd specified therein. (Incorporated by reference to Exhibit 4.10 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

4.11	Novation Agreement, dated as of May 27, 2004, among Teleglobe Bermuda Holdings Ltd, Teleglobe International Holdings Ltd and TLGB Acquisition Ltd. (as successor to TLGB Acquisition LLC). (Incorporated by reference to Exhibit 4.11 of the registrant’s Form 10-Q for the three months ended March 31, 2004)

10.1	Master Wholesale Pricing and Services Coordinating Agreement dated as of January 1, 2001 among Bell Canada Enterprises and Teleglobe Inc. together with Amendment No. 1 dated June 12, 2003 and Amendment No. 2 dated January 9, 2004 to the Master Wholesale Pricing and Services Coordinating Agreement among Bell Canada Enterprises and Teleglobe Canada ULC (Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.2	Commitment Letter dated February 6, 2004, from Cerberus Capital Management, L.P. as agreed and accepted by Teleglobe International Holdings Ltd (Incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.3	Intelsat Novation Agreement dated as of July 18, 2001 among INTELSAT, Intelsat U.K., Ltd. and Teleglobe Inc. (Incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.4	Master Wholesale Agreement, dated as of August 15, 2002 among Teleglobe Inc., Teleglobe USA Inc. and BCE Nexxia Inc. (Incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.5	Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Gerald Porter Strong (Incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.6	Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Gerald Porter Strong (Incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.7	Amended and Restated Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Canada ULC and Richard Willett (Incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.8	Employment Agreement, dated as of March 26, 2004 by and between Teleglobe Bermuda Holdings Ltd and Richard Willett (Incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.9	Letter Agreement, dated November 21, 2003, from Teleglobe to Brian Fitzpatrick, as accepted (Incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-4 (No. 333-112608))

10.10	Third Amendment to Master Wholesale Pricing and Services Coordinating Agreement between Teleglobe Canada ULC and Bell Canada dated September 1, 2004 (Incorporated by reference to Exhibit 10.19 of the registrant’s Form 10-Q for the three months ended September 30, 2004)

10.11*	Letter Agreement, dated as of January 10, 2005 by and between Teleglobe Canada ULC and Pierre Duhamel

10.12*	Letter Agreement, dated as of January 10, 2005 by and between Teleglobe International Holdings Ltd and Pierre Duhamel

10.13*	Fourth Amendment to Master Wholesale Pricing and Services Coordinating Agreement between Teleglobe Canada ULC and Bell Canada dated November 3, 2004

10.14*	Fifth Amendment to Master Wholesale Pricing and Services Coordinating Agreement between Teleglobe Canada ULC and Bell Canada dated December 3, 2004

10.15*	Letter Agreement, dated October 25, 2004, between Teleglobe America Inc. and Michael C.Wu

10.16*	First Amendment to Amended and Restated Employment Agreement, dated as of March 15, 2005 by and between Teleglobe Canada ULC and Richard Willett and First Amendment to Employment Agreement, dated as of March 15, 2005 by and between Teleglobe International Holdings Ltd and Richard Willett

10.17	*	First Amendment to Amended and Restated Employment Agreement, dated as of March 15, 2005, by and between Teleglobe Canada ULC and Gerald Porter Strong and First Amendment to Employment Agreement, dated as of March 15, 2005, by and between Teleglobe International International Holdings Ltd and Gerald Porter Strong

14.1*		Code of ethics
23.1*		Consent of PricewaterhouseCoopers LLP

31.1*		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*		Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith