Form 10-Q
period 2005-03-31
TELEGLOBE INTERNATIONAL HOLDINGS LTD
filed 2005-05-11
CIK 1278739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

At May 2, 2005, there were 39,106,821 shares of Common Stock, par value $.01 per share, outstanding.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

PART I—Financial Information

Item 1. Financial Statements

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Balance Sheets

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$36,967	$27,512
Marketable securities	1,312	1,824
Accounts receivable, (net of allowance for doubtful accounts of $24,059 at March 31, 2005 and $25,068 at December 31, 2004)	198,155	210,588
Prepaid assets	7,354	3,774
Other current assets	6,293	6,415
Restricted cash	3,619	4,724

Total current assets	253,700	254,837
Property and equipment, (net of accumulated depreciation of $29,083 at March 31, 2005 and $23,361 at December 31, 2004)	131,277	134,083
Prepaid pension asset	18,520	18,802
Other long-term assets	2,260	2,836
Investment	1,628	—
Intangible assets, (net of accumulated amortization of $13,308 at March 31, 2005 and $10,853 at December 31, 2004)	45,949	46,354
Goodwill	96,877	96,877

Total assets	$550,211	$553,789

Accounts payable and accrued liabilities	$270,094	$259,915
Employee related payables	10,889	15,193
Accrued liabilities—affiliate company	767	537
Current portion of capital lease obligations	2,249	2,182
Current portion of deferred revenue	3,609	3,883

Total current liabilities	287,608	281,710
Deferred revenue	8,690	8,787
Deferred income tax liability	583	940
Long-term portion of capital lease obligations	575	1,112
Other long-term liabilities	2,981	3,090
Senior notes payable—affiliate company	100,000	100,000

Total non-current liabilities	112,829	113,929
Commitments and contingencies
Common stock (39,105,756 shares at March 31, 2005 and 39,085,663 shares at December 31, 2004 issued and outstanding and 400,000,000 shares authorized, par value $0.01)	391	391
Additional paid-in capital	188,545	188,495
Deferred compensation expense	(33)	(44)
Accumulated other comprehensive loss	(32)	(40)
Accumulated deficit	(39,097)	(30,652)

Total stockholders’ equity	149,774	158,150

Total liabilities and stockholders’ equity	$550,211	$553,789

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statements of Operations

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Telecommunication revenues	$255,307	$214,544
Operating expenses
Telecommunication	189,580	154,356
Network, exclusive of amortization and depreciation shown below	22,779	23,734
Selling, general and administrative, exclusive of stock based compensation expense, bad debt recovery, restructuring charges, depreciation and amortization shown below	37,932	25,622
Stock based compensation expense	11	—
Bad debt recovery	(847)	(1,087)
Depreciation	6,247	4,129
Amortization of intangible assets	2,455	1,403
Restructuring charges	—	893
Foreign exchange loss	1,926	485

Total operating expenses	260,083	209,535
Interest expense	1,750	2,465
Interest expense—related party	2,385	—
Interest income, other income and other expense	(179)	(84)

Total expenses	264,039	211,916

(Loss) income before income taxes	(8,732)	2,628
Income tax (recovery) expense	(287)	148

Net (loss) income	$(8,445)	$2,480

Preferred stock dividends to parent company	—	(2,375)

Net (loss) income attributable to common stockholders	$(8,445)	$105

Basic and diluted loss per share	$(0.22)	$—

Number of common shares used for calculation	39,095,598	28,106,757

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statements of Cash Flows

(amounts in thousands of United States Dollars)

(Unaudited)

	Three Months Ended March 31, 2005	Three Months ended March 31, 2004
Cash flows from operating activities
Net (loss) income	$(8,445)	$2,480
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	8,702	5,532
Loss on disposal of property and equipment	410	—
Bad debt recovery	(847)	(1,087)
Stock based compensation expense	11	—
Non-cash restructuring charges	—	422
Deferred income taxes	(357)	(14)
Other items	366	(2,010)
Changes in operating assets and liabilities :
Accounts receivable	13,280	3,794
Prepaid assets	(3,580)	(1,232)
Other current assets	122	519
Accounts payable and accrued liabilities	6,105	(12,107)
Deferred revenue	(371)	(87)
Other liabilities	(109)	(70)

Net cash flows from operating activities	15,287	(3,860)

Cash flows from investing activities
Purchase of property and equipment	(3,359)	(2,250)
Addition of intangible assets	(2,050)	(646)
Sale of marketable securities	520	—
Increase in long-term investment	(1,628)	—
Restricted cash	1,105	—
Deferred charges	—	(426)

Net cash flows from investing activities	(5,412)	(3,322)

Cash flows from financing activities
Capital lease repayment	(470)	—
Issuance of common stock	50	—

Net cash flows from financing activities	(420)	—

Net increase (decrease) in cash and cash equivalents	9,455	(7,182)
Cash and cash equivalents at beginning of period	27,512	35,279

Cash and cash equivalents at end of period	$36,967	$28,097

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Stockholders’ Equity

(amounts in thousands of United States Dollars)

(Unaudited)

Three Months ended March 31, 2005	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation Expense	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
December 31, 2004	$391	$188,495	$(30,652)	$(44)	$(40)	$158,150
Issuance of common stock	—	50	—	—	—	50
Amortization of deferred compensation expense	—	—	—	11	—	11
Net unrealized holding gain (loss)	—	—	—	—	8	8
Net loss	—	—	(8,445)	—	—	(8,445)

March 31, 2005	$391	$188,545	$(39,097)	$(33)	$(32)	$149,774

The accompanying notes are an integral part of these financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Teleglobe International Holdings Ltd and its subsidiaries (the “Company” or “TIH”). The Company’s controlling shareholder is Cerberus Capital Management, L.P (“Cerberus”). All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements for the three months ended March 31, 2005 include the assets, liabilities and results of ITXC Corp. (“ITXC”). The merger with ITXC was consummated on May 31, 2004 and thus the financial statements for the three months ended March 31, 2004 do not include the assets, liabilities and results of ITXC.

The March 31, 2005 and 2004 financial statements have been prepared by management of TIH and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows for the three months ended March 31, 2005 and 2004 have been made. Certain information and footnote disclosures required for annual financial statements under accounting principles generally accepted in the United States have been omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Consolidated Financial Statements of the Successor and the Combined Financial Statements of the Predecessor and notes thereto included in the Company’s annual Form 10-K filed on March 17, 2005. The results of operations of the Company for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current period. Among the reclassified items, is the reclassification of software from property and equipment to intangible assets.

The accounting policies used in preparation of these financial statements are consistent with those reported in the Consolidated Financial Statements of the Successor in its annual Form 10-K.

2. Acquisition

On May 31, 2004, the merger with ITXC was completed. The merger has been accounted for using the purchase method and the purchase price was allocated to the acquired assets and liabilities based on the estimated fair values determined using management’s best estimates and independent valuations as at the acquisition date. The allocation of the purchase price was finalized during the quarter without change to the amounts reported in the year-end Consolidated Financial Statements. The excess of the purchase consideration over the estimated fair value of net assets acquired, in the amount of $96.9 million has been accounted for as goodwill.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The final allocation of the purchase consideration to the estimated fair value of the net assets acquired is as follows:

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

The results of operations of ITXC are included in the consolidated statement of operations of TIH from June 1, 2004.

3. Restricted Cash

In conjunction with its letters of credit for its leased premises, the Company has $2.1 million in restricted cash as of March 31, 2005 that represents the collateral supporting the letters of credit. The majority of the $2.1 million relates to a letter of credit for the leased premises in Princeton, New Jersey. The letters of credit related to the leased premises expire through July 2005.

The remaining amount of $1.5 million in restricted cash at March 31, 2005 relates to collateral provided for various commercial letters of credit expiring through September 2005.

4. Investment

During the three month period ended March 31, 2005, the Company purchased 2,207,202 shares of Wmode Inc. (“Wmode”), representing approximately 5% of the outstanding equity, and exclusive distribution rights to Wmode’s proprietary technology for $2.0 million Canadian dollars. The exclusivity to the distribution rights are subject to attaining certain revenue levels. Wmode is a Canadian based, privately held leading provider of mobile content distribution services for content providers, mobile operators and media and brand companies. Teleglobe has agreed to purchase up to 4,415,402 shares of Wmode for total consideration of $4.0 million Canadian dollars in tranches upon the achievement of certain development and operational milestones throughout 2005. As at March 31, 2005, the remaining commitment to purchase shares of Wmode is $2.0 million Canadian dollars. The

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

total amount of shares to be issued to Teleglobe under this agreement would total approximately 10% of the total shares outstanding of Wmode. The Company is currently finalizing the accounting of this investment including an allocation of the purchase consideration.

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the periods indicated are as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net (loss) income	$(8,445)	$2,480
Net unrealized holding gain	8	—

Comprehensive (loss) income	$(8,437)	$2,480

6. Stock-Based Compensation Plans

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, when the market price of the underlying stock on the date of grant exceeds the exercise price of the Company’s employee stock award, compensation expense is recognized over the vesting period. The Company is required under SFAS No. 123 to disclose pro forma information regarding stock-based award grants made to its employees based on specified valuation techniques that produce estimated compensation charges.

Fair Value Assumptions

The Company granted 120,000 stock options on January 31, 2005 at an exercise price of $4.02 per share and 190,000 stock options on March 2, 2005 at an exercise price of $5.00 per share. The exercise prices equal the NASDAQ closing price on the date of grants. The options vest at a rate of one third per year from the date of grant and terminate no later than seven years after the grant date. The weighted-average fair value of the options granted on January 31, 2005 is $3.23 per stock option and $4.03 per stock option granted on March 2, 2005. The fair value was estimated using the Black-Scholes model with the following weighted average assumptions:

	March 2, 2005	January 31, 2005
Expected life (in years)	6	6
Risk-free interest rate	4.20%	3.92%
Volatility	100%	100%
Dividend yield	0%	0%

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental pro-forma information as if the fair value recognition provisions of SFAS No. 123 had been applied for the periods indicated:

(amounts in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net (loss) income	$(8,445)	$2,480
Preferred stock dividends	—	(2,375)

Net (loss) income attributable to common stockholders	(8,445)	105
Add: stock-based compensation, as reported pursuant to APB 25	11	—
Deduct: total stock-based compensation determined under fair value based methods for all awards	(1,608)	—

Pro-forma net (loss) income, fair value method for all stock-based awards	(10,042)	105
Basic and diluted net loss per share, as reported	$(0.22)	$—

Pro-forma basic and diluted net loss per share, SFAS 123	$(0.26)	$—

7. Common Stock and Earnings per Share

During the first quarter of 2005, stock options in respect of 20,093 common shares were exercised for cash consideration of $49,558.

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

Basic Earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net (loss) income attributable to common stockholders	$(8,445)	$105
Basic and diluted (loss) earnings per share:	$(0.22)	$—
Weighted average shares	39,095,598	28,106,757

8. Retention Bonuses

Prior to the consummation of the merger with ITXC, certain ITXC employees contractually agreed to complete a predetermined service period in order to obtain agreed upon retention bonuses. Receipt of these

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amounts is fully conditional upon completion of the entire service period. No other amounts are payable to these employees at the end of the service period. During the first quarter of 2005, some employees terminated their employment before the agreed upon service period and other changes were made to the original terms of the contractual agreement of some employees. The Company is recognizing the total estimated liability of $3.3 million associated with this obligation on a pro-rata basis as services are provided. These amounts are included in accrued liabilities and selling, general and administrative expenses. The remaining liability is expected to be recognized and paid by the end of the third quarter of 2005.

The following table displays the activity and balances of the retention bonus liability from December 31, 2004 to March 31, 2005.

(amounts in thousands)	Balance at December 31, 2004	Incurred	Amounts paid	Amounts written-off	Ending balance at March 31, 2005
Retention bonuses	$1,731	$407	$497	$361	$1,280

9. Employee Benefit Plans

The following table presents the components of net periodic benefit cost for pension benefits and other post-retirement health care and life insurance benefits:

(amounts in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Service cost	$731	$594
Interest cost	1,863	1,708
Return on assets	(2,272)	(2,043)

Net periodic benefit cost	$322	$259

The Company did not contribute to its pension plans during the three months ended March 31, 2005 and does not expect to contribute to its pension plans during the remainder of 2005 because the plans are in a surplus position. The Company contributed approximately $35,000 to its post-retirement health care and life insurance plan in the first quarter of 2005 and expects to contribute similar amounts in the remaining three quarters of 2005.

10. Interest Expense

Interest expense includes an amount of $1.5 million for the three months ended March 31, 2005 and $2.2 million for the three months ended March 31, 2004, representing the accretion of the Comfone AG liability to the amounts expected to be paid. The joint venture agreement, acquired as part of the acquisition of Old Teleglobe on May 30, 2003 as described in the Company’s annual Form 10-K, was terminated on January 2003, requiring the Company to pay Comfone AG its share of any cash derived from the mobile global roaming business until the end of fiscal 2004. At the time of the acquisition, management recorded its best estimate of the fair value of the termination payment as an unfavorable contract in the purchase price allocation.

The three months ended March 31, 2005 include $2.4 million (net of $0.3 million interest capitalized) of interest expense relating to senior notes, with a related party, issued in the second quarter of 2004. No such amounts were included during the three month period ended March 31, 2004 since the senior notes were not outstanding during that time.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Intangible Assets

The following table summarizes the intangible assets at the dates indicated:

	March 31, 2005			December 31, 2004
(amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,700	$(3,267)	$5,433	$8,700	$(2,838)	$5,862
Other intangibles	2,121	(2,121)	—	2,121	(2,121)	—
Tradenames	700	(83)	617	700	(58)	642
Patents	6,500	(774)	5,726	6,500	(542)	5,958
Technology	16,400	(1,952)	14,448	16,400	(1,367)	15,033
Origination and termination contracts and related relationships	1,500	(225)	1,275	1,500	(150)	1,350
Software	23,336	(4,886)	18,450	21,286	(3,777)	17,509

Total intangible assets	$59,257	$(13,308)	$45,949	$57,207	$(10,853)	$46,354

The software acquired during the first quarter of 2005 is being amortized over its estimated useful life of three to five years. The weighted average amortization period for acquired intangibles in the first quarter of 2005 equals approximately 3.5 years.

Amortization expense for intangible assets totaled approximately $2.5 million for the three months ended March 31, 2005 and $1.4 million for the three months ended March 31, 2004. Aggregate amortization expense for intangible assets is estimated to be:

Remainder of 2005	$7.4 million
Year ending December 31, 2006	$9.8 million
Year ending December 31, 2007	$9.8 million
Year ending December 31, 2008	$8.5 million
Year ending December 31, 2009	$7.4 million

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Property and Equipment

The components of property and equipment are as follows:

	March 31, 2005	December 31, 2004
	(amounts in thousands)
Land	$1,989	$2,000
Telecommunications equipment	42,075	38,411
Buildings and equipment	4,686	4,681
Cable systems	59,239	59,168
Computer equipment	4,533	4,240
Leasehold improvements	3,172	3,172
Construction in progress	7,303	8,395

	122,997	120,067
Less: Accumulated depreciation	(24,106)	(19,280)

	98,891	100,787
Leased property under capital leases	37,363	37,377
Less: Accumulated depreciation	(4,977)	(4,081)

	32,386	33,296

Property and equipment, net	$131,277	$134,083

13. Related Party

The Company concluded the following transactions at exchange value with related parties in the normal course of business.

(amounts in thousands)
Nature of transaction with the related party	Classification in the Company’s consolidated financial statements	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cerberus and affiliates Financing	Interest expense—related party (1)	$2,730	$—
Preferred stock dividend	Preferred stock dividends to parent company	$—	$2,375

Amounts payable to related parties at March 31, 2005 total $100.8 million and $100.5 million at December 31, 2004.

(1)	During the first quarter of 2005, the Company capitalized approximately $0.3 million of the total $2.7 million of interest to property and equipment and software included in intangible assets.

14. Contingencies

As previously reported, as part of its normal ongoing review of ITXC’s operations in connection with the post-merger integration of Teleglobe and ITXC, Teleglobe had identified potential instances of noncompliance

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

with the United States Foreign Corrupt Practices Act (“FCPA”) relating to ITXC’s operations in certain African countries prior to its merger with Teleglobe, consummated on May 31, 2004. Teleglobe voluntarily notified the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) of the matter, and has been cooperating fully with the SEC and the DOJ. The SEC had previously advised Teleglobe that it was conducting an informal inquiry into the matter. Teleglobe has been informed that, the SEC issued a formal order of investigation on February 15, 2005 concerning ITXC’s possible violations of the FCPA and possible related violations of the securities laws. Teleglobe intends to continue to cooperate fully with the SEC and DOJ in the investigation. The Audit Committee has, as previously disclosed, completed internal investigations concerning ITXC’s and Teleglobe’s foreign agency agreements and FCPA compliance. Teleglobe has begun implementation of recommendations stemming from these internal investigations that are intended to ensure compliance with the FCPA. Teleglobe cannot predict the extent to which the SEC, the DOJ or any other governmental authorities will pursue administrative, civil or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. Teleglobe has not identified, and does not believe it is likely that, any material adjustment to its financial statements is or will be required in connection with the results of this investigation, although it is possible that a monetary penalty, if any, may be material to its results of operations in the period in which it is imposed.

On April 14, 2004, Acceris Communications Technologies, Inc. commenced a patent infringement suit in the United States District Court of the District of New Jersey, against ITXC Corp., alleging that ITXC’s VoIP services and systems infringe Acceris’ U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” On May 7, 2004, ITXC filed a lawsuit against Acceris for infringement of a number of ITXC’s VoIP patents. The suit alleged infringement of five of ITXC’s United States Patents, numbers 5,889,774, 6,026,087, 6,404,864, 6,628,760 and 6,661,878, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network (PSTN). On July 6, 2004, the Court rejected Acceris’ initial motion to dismiss ITXC’s case based upon alleged failure to conduct an adequate pre-complaint investigation. The Company intends to vigorously defend against the allegations of infringement in that case and believes it has substantial defenses to them. However, an adverse result in this litigation could either result in injunctive relief precluding all or a portion of ITXC’s VoIP activity or materially impact the Company’s revenue and profitability. Litigation of such matters may require significant management and financial resources of the Company and adverse outcomes in such lawsuits could materially adversely affect our financial condition or operating results.

ITXC and certain of its former officers/directors were named as defendants in several purported shareholder class action lawsuits commenced in 2001. The lawsuits allege, among other things, that, in connection with ITXC’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place with respect to ITXC and the other issuer defendants. ITXC is one of hundreds of issuers named as defendants in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The issuer defendants, their insurance carriers and the plaintiffs have negotiated a settlement pursuant to which the insurance carriers would fund any monetary consideration, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. This settlement was approved by the court on February 15, 2005 on a preliminary basis. Under the terms of the

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

proposed settlement, the Company would be dismissed from the litigation with prejudice and should neither have future liability to plaintiffs nor any significant expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

We are routinely party to suits for collection, commercial disputes, claims from customers and/or suppliers over reconciliation of payments for voice minutes, circuits, Internet bandwidth and/or access to the public switched telephone network, leased equipment, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. While management currently believes that resolving such suits and claims, individually or in aggregate, will not have a material adverse impact on our financial position, the FCPA investigation and other litigation proceedings noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, such an outcome could have a material adverse impact on our financial position and results of operations for the period in which the effect becomes reasonably estimable.

15. Recent Accounting Pronouncements

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

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the fiscal year beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes the impact on the financial statements should be consistent with the FAS 123 pro forma disclosure contained in Note 6 of the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated and Combined Financial Statements, the related Notes to Consolidated and Combined Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual Form 10-K filed with the Securities and Exchange Commission on March 17, 2005 and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties (see discussion on Risk Factors on page 48 of the Company’s annual Form 10-K). All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

The results of operations contained in the unaudited financial statements for the three months ended March 31, 2005 and 2004 are results of operations for such interim periods and are not necessarily indicative of the results to be expected for an entire year or for any other period.

Recently Issued Accounting Standards

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

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the fiscal year beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes the impact on the financial statements should be consistent with the FAS 123 pro forma disclosure contained in Note 6 of the Consolidated Financial Statements.

Merger Expenditures and Benefits

The following is an update on the Company’s ITXC integration plan:

The Company’s ITXC merger integration plan to achieve annual post-merger benefits of approximately $25 to $30 million is expected to be completed by the end of the second quarter 2005. The integration plan centers around facility and headcount reductions, termination cost savings and consolidation of the Teleglobe and ITXC networks resulting in reduced capital expenditures. The original completion date was set for the first quarter of 2005, however there was a delay of one quarter from the original plan exclusively related to planned integration of routing capabilities. Selling, general and administration expense (SG&A) savings were partially impacted and the majority of termination cost savings will be delayed until completion of the unified routing capabilities. Integration costs, including consultant fees, retention bonuses and other costs directly related to the integration of ITXC, of approximately $1.3 million, are included in the consolidated results of operations for the quarter ended March 31, 2005.

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

We have also realized network savings in the short-term by migrating some common customers from two interconnects to one, improving utilization rates. This provides us growth capacity with lower investment requirements for a period of time. In the longer term we anticipate benefits from network growth via VoIP, an inherently more cost effective medium than TDM. To date, the Company has achieved its integration goal related to network consolidation. The benefits of our completed network consolidation will be reflected in our network expenses.

Facilities and headcount reductions:

To date the Company has achieved its integration goal related to closures of overlapping facilities. Further savings may be achieved from the sublet of excess floor space. The first quarter of 2005 has not been significantly impacted by savings from headcount reductions mainly because the results include estimated retention bonus to be paid in the near term. However, SG&A for the third quarter of 2005 and onwards is expected to reflect net benefits from these reductions.

Termination cost savings:

In the future, due to the nature of the international wholesale voice industry, the increase in volume from the merger with ITXC will result in termination cost savings for the combined company with other carriers. The planned integration of the combined company least cost routing capabilities will allow the combined company to route traffic using the lowest cost available in any of the combined company’s routes. While our benefits to date are limited, we anticipate the synergies to occur after we have completed integrated routing towards the end of the second quarter of 2005.

Results of Operations—Comparison of the Three Months Ended March 31, 2005 and 2004

Set forth below is a description of the results of operations for the three months ended March 31, 2005 and March 31, 2004. The results of ITXC are included in the consolidated results of operations from June 1, 2004. Thus, the results of ITXC are included in the three months ended March 31, 2005 but not in the three months ended March 31, 2004.

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

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to our company to invest in its business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA only supplementally.

EBITDA (earnings before interest, taxes, depreciation and amortization)

(amounts in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net (loss) income	$(8,445)	$2,480
Add:
Interest, net	3,932	2,389
Income taxes	(287)	148
Depreciation	6,247	4,129
Amortization expense	2,455	1,403

EBITDA	$3,902	$10,549

Revenues

The following table presents revenues derived from each product group and other relevant revenue-related information for the periods indicated. The results of ITXC are included from June 1, 2004.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues per line of business (in millions of U.S. dollars)
Voice—transport	$206	$166
Data—transport	26	28
Value—added services	23	21

Total	$255	$215
Total revenues excluding Bell Canada (1) revenues	$228	$192
Minutes of traffic (in millions)
Voice—transport	3,432	2,092
Other	63	50

Total	3,495	2,142
Average voice revenue per minute	$0.060	$0.079
Percentage of revenues from Bell Canada (1)	10.6%	10.5%
Number of customers at period-end	1,467	1,075
Geographic distribution of revenues
Asia	8%	9%
Canada	15%	13%
Europe	32%	30%
USA	31%	33%
Latin America	4%	5%
Other	10%	10%

Total	100%	100%

1	Bell Canada is Canada’s largest telecommunications company.

Total revenues, excluding revenues from Bell Canada, increased by $36.1 million or 18.8% in the current quarter as compared to the first quarter of 2004. The increase in revenues, excluding the Bell revenue, mainly results from the inclusion of ITXC revenue from June 1, 2004. Revenues from Bell Canada increased by $4.7 in the first quarter of 2005 as compared to the first quarter of 2004 mainly due to abnormally low volume in the first quarter of 2004. The number of customers at current quarter-end represents an increase of 392, including customers obtained through the merger with ITXC, as compared to the comparable period in 2004.

Revenue generated from voice transport services increased by approximately $40.4 million or 24.3% during the quarter ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase is mainly due to the inclusion of ITXC revenue from June 1, 2004 and from an increase in minutes of traffic carried. Minutes of traffic carried in the current quarter versus the same quarter in 2004 increased by 64.0%. The increase is mainly due to the inclusion of ITXC related minutes from June 1, 2004 while excluding such amounts in the first quarter of 2004. The increase in revenue was partially offset by the current competitive pricing trends in the telecommunication industry.

During the quarter ended March 31, 2005, the average voice revenue per minute was approximately $0.060 per minute, as compared with $0.079 per minute during the quarter ended March 31, 2004. The decrease in average revenue per minute is primarily attributable to changes in our route destination mix and to an overall decline in rates experienced in telecommunications.

Data service revenue decreased by approximately $2.2 million or 7.9% in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The Company experienced a healthy growth in new customers and doubled traffic volume in the first quarter of 2005, however, these benefits were offset by price erosion.

Revenue generated from value added services increased by $2.6 million or 12.9% in the current quarter from the first quarter of 2004. We experienced increases in signaling services and a volume increase in our international toll free service (ITFS) in the current period.

Operating Expenses

The following table outlines operating costs as a percentage of revenue for the periods indicated. The results of ITXC are included from June 1, 2004.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Total operating revenues	100.0%	100.0%
Operating expenses
Telecommunication	74.3%	71.9%
Network, exclusive of depreciation and amortization (shown below)	8.9%	11.1%
Selling, general and administrative exclusive of, bad debt recovery, stock based compensation expense, depreciation, amortization and restructuring charges (shown below)	14.9%	11.9%
Stock based compensation expense	—	—
Bad debt recovery	(0.3)%	(0.5)%
Depreciation	2.4%	1.9%
Amortization of intangible assets	1.0%	0.7%
Restructuring charges	—	0.4%
Foreign exchange loss	0.7%	0.2%

Total operating expenses as a percentage of revenues	101.9%	97.6%

Telecommunication expense

Telecommunication expense during the three months ended March 31, 2005 increased by approximately $35.2 million or 22.8% from the same period in 2004 primarily as a result of the increase in revenues due to the inclusion of ITXC’s results from June 1, 2004. The quarter-to-date results include favorable settlements with certain carriers. The increase was partially offset by lower voice termination costs reflecting benefits from price deflation. As a percentage of revenue, telecommunication expense increased during the three months ended March 31, 2005 as compared to the prior year period mainly due to an unfavorable mix of voice transport destinations with lower average margin per minute and delays in the unification of networks with ITXC.

Network expense

Network expense decreased by approximately $1.0 million or 4.0% in the first quarter of 2005 compared to the first quarter of 2004. The decrease is mainly due to the ongoing contract renegotiations with our suppliers and cancellations of unprofitable circuits. The decrease was partially offset by the inclusion of ITXC’s network expenses from June 1, 2004.

Network expense as a percentage of revenue decreased in the current quarter as compared to the same quarter in 2004. The percentage decrease is a function of the decrease in expenses while revenues increased for the same comparative periods.

Selling, General and Administrative expenses

Selling, general and administrative (SG&A) expense has increased by approximately $12.3 million or 48.0% in the first quarter of 2005 compared to the first quarter of 2004. The increase is mainly due to the inclusion of ITXC’s SG&A expense from June 1, 2004. Furthermore, SG&A expense was adversely affected by the decline in value of the US dollar as compared to the Canadian dollar from the 2004 period to the 2005 period, resulting in an increase in our expenses. The three months ended March 31, 2005 also include professional fees incurred in connection with the Foreign Corrupt Practices Act investigation in the amount of $0.7 million and ITXC integration costs related mostly to consultant services and employee retention, in the approximate amount of $1.3 million. The integration of ITXC is almost completed and is expected to provide significant synergies resulting in a decreased cost base. See update on ITXC integration in “Merger Expenditures and Benefits” included herein.

Bad debt recovery

Bad debt recovery in the first quarter of 2005 is $0.9 million versus a recovery of $1.1 million in the first quarter of 2004. During the first quarter of 2004, the Company’s collection efforts resulted in the collection of accounts which were previously identified as doubtful accounts. Since then, the Company has gained insight in the collectibility of accounts and implemented more stringent credit review practices. The recovery in the first quarter of 2005 reflects the revision of certain estimates resulting in a reduction in the allowance for doubtful accounts of approximately $0.8 million. This amount which is not related to the collection of previously identified doubtful accounts increased operating income in the current quarter.

Depreciation expense

Depreciation expense increased by $2.1 million or 51.3% in the current quarter versus the comparable quarter in 2004 mainly due to the inclusion of ITXC’s depreciation from June 1, 2004.

Amortization of intangible assets

Amortization expense in the current quarter increased by $1.0 million or approximately 75% from the same quarter in 2004. The increase is mostly due to intangible assets recorded in connection with the merger with ITXC.

Restructuring charges

During the three months ended March 31, 2004, the Company reduced its workforce by 15 people. As a consequence, the Company incurred restructuring costs in the amount of $893,000 consisting of severance.

The retention bonuses that are being paid to ITXC employees upon their departure are being amortized over such employees agreed upon service period and are included in SG&A expenses. See Note 8 to the Consolidated Financial Statements included herein for more details.

Foreign exchange loss

The foreign exchange loss of $1.9 million for the three months ended March 31, 2005 and $0.5 million for the three months ended March 31, 2004 are a function of the effect of fluctuations in the Canadian dollar, Euro, British Pound and other currencies versus US Dollar on certain assets and liabilities of the Company. The Company’s reporting currency is the US dollar, however, the Company transacts business in several different currencies.

Other expenses

Interest expense

Interest expense in the current quarter increased by approximately $1.7 million from the first quarter of 2004. The increase is mainly due to the inclusion of interest expense in the first quarter of 2005 in the amount of $2.4 million (net of amounts capitalized) related to the senior notes issued in May 2004. The increase is partially offset by a decrease in the first quarter of 2005 for the accretion related to the Comfone liability. The final payment related to the termination of the Comfone agreement is expected in the second quarter of 2005.

Income taxes

Income tax recovery in the first quarter of 2005 of $0.3 million consists of $0.1 million current income tax, mostly due to the prior year’s US state taxes and current income tax for a few offshore entities, offset by deferred income tax recoveries of $0.4 million due mostly to a reduction in deferred tax liabilities caused by unrealized foreign exchange losses incurred by a Luxembourg entity during the quarter.

Income tax expense for the first quarter of 2004 of $0.2 million consists mostly of current income taxes, mostly due to taxes payable by a few European entities.

Liquidity and capital resources

Cash flow from operations

In the first quarter of 2005, the Company’s cash flows from operating activities are $15.3 million made-up of a net loss of $8.5 million, reduced by adjustments of $8.3 million for non-cash items and $15.5 million related to changes in operating assets and liabilities. The majority of the non-cash items relate to depreciation and amortization. The changes in operating assets and liabilities stem mostly from timing of receipts and payments and PTT settlements related to accounts receivable and accounts payable. The positive working capital timing differences are unusual and are not expected to continue. Once the PTT and other items are settled in the next few quarters, the timing differences will reverse resulting in cash outflows.

Investing Activities

Cashflows used in investing activities of $5.4 million in the first quarter of 2005 are mostly a result of capital expenditures and an increase in investments, partially offset by changes in marketable securities and restricted cash. The purchase of property and equipment in the amount of $3.4 million for the three months ended March 31, 2005, consists mostly of information technology upgrades and network equipment. The addition of intangible assets of $2.1 million relates to software purchases. The $1.6 million increase in investments is for the purchase of shares in Wmode Inc. as discussed in Note 4 of the Consolidated Financial Statements included herein. Together with its equity investment in Wmode Inc., the Company will have exclusive distribution rights to Wmode Inc’s proprietary technology, assuming revenue targets are attained. This will contribute to the Company’s plan to increase value-added service revenues. Cashflows for investing activities were provided by the decrease in a commercial letter of credit affecting restricted cash and the sale of marketable securities.

Financing Activities

The cashflows used in financing activities of $0.4 million relates mostly to the repayment of capital lease obligations.

Liquidity

We believe that our current liquidity and anticipated future cash flows from operations will be sufficient to fund our operations in the next twelve months and to fund the first principal repayment of $25 million, under our senior notes, due in the second quarter of 2006. Our expenditures in 2005 will be primarily attributable to operating expenses, capital expenditures, integration costs associated with the ITXC merger, Comfone payments and interest payments. We cannot be certain, however, that additional cash will not be required, particularly if we make significant acquisitions or other investments.

Our working capital at March 31, 2005 is in a negative position of $33.9 million versus a negative position of $26.9 million at December 31, 2004. The change in working capital is mostly due to timing of PTT settlements. The settlement process in bilateral operating agreements has permitted the Company to operate successfully with negative working capital. We cannot be certain that these conditions will not change in future periods.

Current economic conditions of the telecommunications and information services industry, combined with our financial position and liquidity, have created potential opportunities for our company to acquire companies or portions of companies. We continuously evaluate these opportunities and could make additional investments in the near term.

The following summarizes the Company’s contractual obligations as of March 31, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Payments due	Operating Lease Obligations	Purchase Obligations	Capital Lease Obligations	Senior Note Obligations	Other Long-term Obligations	Investment in Wmode Inc.	Total
Remainder of 2005	$26,826	$5,799	$1,712	$—	$160	$1,654	$36,151
2006	15,429	2,922	1,065	25,000	219	—	44,635
2007	13,316	—	47	25,000	216	—	38,579
2008	12,748	—	—	50,000	212	—	62,960
2009	12,563	—	—	—	219	—	12,782
Thereafter	72,881	—	—	—	2,238	—	75,119

Total	$153,763	$8,721	$2,824	$100,000	$3,264	$1,654	$270,226

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year
Standby letters of credit	$3,779	$3,779

Total commercial commitments	$3,779	$3,779

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company and its subsidiaries operate internationally and therefore our major market risk exposure is related to foreign currency fluctuations. Due to low levels of floating rate debt, we do not have material market risk exposures related to changes in interest rates. However, the Company is exposed to interest rate risk on its senior notes in that it is fixed and accordingly the fair value of the new debt may fluctuate if the interest rate is not commensurate with market rates. To mitigate foreign currency risks, we may use derivative financial instruments such as forward foreign exchange contracts, foreign currency swap contracts and foreign currency denominated options. The derivative financial instruments are subject to standard credit terms and conditions, financial control management and risk monitoring procedures. However, no such instruments were entered into during the three month period ended March 31, 2005.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes to Internal Control over Financial Reporting. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings

The legal proceedings and claims described under the heading captioned “Contingencies” in Note 14 of the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.

Item 6. Exhibits

(a) Exhibits:

10.1	*	Sixth Amendment to Master Wholesale Pricing and Services Coordinating Agreement between Teleglobe Canada ULC and Bell Canada dated March 3, 2005

10.2	*	Annual Incentive plan for Executives

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

By:	/s/ PIERRE DUHAMEL
Pierre Duhamel Chief Financial Officer and Executive Vice President (principal financial officer and duly authorized officer)

Dated: May 11, 2005

EXHIBIT INDEX

10.1	*	Sixth Amendment to Master Wholesale Pricing and Services Coordinating Agreement between Teleglobe Canada ULC and Bell Canada dated March 3, 2005

10.2	*	Annual Incentive plan for Executives

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith