Form 10-Q
period 2005-06-30
TELEGLOBE INTERNATIONAL HOLDINGS LTD
filed 2005-08-10
CIK 1278739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

At August 2, 2005, there were 39,181,220 shares of Common Stock, par value $0.01 per share, outstanding.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

PART I—Financial Information

Item 1.	Financial Statements

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Balance Sheets

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$18,497	$27,512
Marketable securities	851	1,824
Accounts receivable, (net of allowance for doubtful accounts of $20,312 at June 30, 2005 and $25,068 at December 31, 2004)	213,869	210,588
Prepaid assets	9,703	3,774
Other current assets	5,230	6,415
Restricted cash	2,099	4,724

Total current assets	250,249	254,837
Property and equipment, (net of accumulated depreciation of $34,756 at June 30, 2005 and $23,361 at December 31, 2004)	131,439	134,083
Prepaid pension asset	18,240	18,802
Other long-term assets	2,227	2,836
Investment	1,628	—
Intangible assets, (net of accumulated amortization of $15,957 at June 30, 2005 and $10,853 at December 31, 2004)	47,302	46,354
Goodwill	96,877	96,877

Total assets	$547,962	$553,789

LIABILITIES

Accounts payable and accrued liabilities	$267,675	$259,915
Employee related payables	11,260	15,193
Accrued liabilities—affiliate company	77	537
Current portion of capital lease obligations	3,018	2,182
Current portion of deferred revenue	3,527	3,883
Current portion of senior notes payable—affiliate company	25,000	—

Total current liabilities	310,557	281,710
Deferred revenue	8,431	8,787
Deferred income tax liability	70	940
Long-term portion of capital lease obligations	1,590	1,112
Other long-term liabilities	2,920	3,090
Senior notes payable—affiliate company	75,000	100,000

Total non-current liabilities	88,011	113,929

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock (39,108,492 shares at June 30, 2005 and 39,084,793 shares at December 31, 2004 issued and outstanding and 400,000,000 shares authorized, par value $0.01)	391	391
Additional paid-in capital	188,550	188,495
Deferred compensation expense	(27)	(44)
Accumulated other comprehensive loss	(22)	(40)
Accumulated deficit	(39,498)	(30,652)

Total stockholders’ equity	149,394	158,150

Total liabilities and stockholders’ equity	$547,962	$553,789

The accompanying notes are an integral part of these consolidated financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statements of Operations

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Telecommunication revenues	$239,173	$230,651
Operating expenses
Telecommunication	169,596	169,370
Network, exclusive of amortization and depreciation shown below	22,729	24,068
Selling, general and administrative, exclusive of stock-based compensation expense, bad debt expense, depreciation and amortization shown below	37,439	32,189
Stock-based compensation expense	6	5
Bad debt expense	221	497
Depreciation	5,762	5,108
Amortization of intangible assets	2,648	1,960
Foreign exchange loss (gain)	1,594	(179)

Total operating expenses	239,995	233,018
Interest expense	(82)	2,933
Interest expense—related party	2,393	1,021
Interest income	(210)	(133)
Gain on sale of property and other income	(2,223)	(67)

Total expenses	239,873	236,772

Loss before income taxes	(700)	(6,121)
Income tax recovery	(299)	(2,345)

Net loss	$(401)	$(3,776)

Preferred stock dividends to parent company	—	(1,583)

Net loss attributable to common stockholders	$(401)	$(5,359)

Basic and diluted loss per share	$(0.01)	$(0.17)

Number of common shares used for calculation	39,106,709	31,732,709

The accompanying notes are an integral part of these consolidated financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statements of Operations—(Continued)

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Telecommunication revenues	$494,480	$445,195
Operating expenses
Telecommunication	359,176	323,726
Network, exclusive of amortization and depreciation shown below	45,508	47,802
Selling, general and administrative, exclusive of stock-based compensation expense, bad debt recovery, restructuring charges, depreciation and amortization shown below	75,371	57,811
Stock-based compensation expense	17	5
Bad debt recovery	(626)	(590)
Depreciation	12,009	9,237
Amortization of intangible assets	5,103	3,363
Restructuring charges	—	893
Foreign exchange loss	3,520	306

Total operating expenses	500,078	442,553
Interest expense	1,668	5,398
Interest expense—related party	4,778	1,021
Interest income	(413)	(209)
Gain on sale of property and other income	(2,199)	(75)

Total expenses	503,912	448,688

Loss before income taxes	(9,432)	(3,493)
Income tax recovery	(586)	(2,197)

Net loss	$(8,846)	$(1,296)

Preferred stock dividends to parent company	—	(3,958)

Net loss attributable to common stockholders	$(8,846)	$(5,254)

Basic and diluted loss per share	$(0.23)	$(0.18)

Number of common shares used for calculation	39,100,830	29,919,733

The accompanying notes are an integral part of these consolidated financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statements of Cash Flows

(amounts in thousands of United States Dollars)

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash flows from operating activities
Net loss	$(8,846)	$(1,296)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	17,112	12,600
Net gain on sale of property and equipment	(1,813)	—
Bad debt recovery	(626)	(590)
Stock-based compensation expense	17	5
Deferred income taxes	(870)	(395)
Other items	670	(527)
Changes in operating assets and liabilities:
Accounts receivable	(2,655)	16,627
Prepaid assets	(5,929)	(1,280)
Other current assets	1,185	(3,713)
Accounts payable and accrued liabilities	4,912	(35,764)
Deferred revenue	(949)	(878)
Other liabilities	(170)	270

Net cash flows from operating activities	2,038	(14,941)

Cash flows from investing activities
Purchase of property and equipment	(9,898)	(4,930)
Proceeds on disposal of property and equipment	3,292	—
Addition of intangible assets	(4,707)	(1,004)
Sale of marketable securities	991	16,695
Increase in long-term investment	(1,628)	—
Restricted cash	2,625	(451)
Cash acquired from merger with ITXC, net of acquisition costs paid	—	4,854

Net cash flows from investing activities	(9,325)	15,164

Cash flows from financing activities
Retirement of preferred stock-parent company	—	(95,000)
Dividend payment to parent company	—	(9,448)
Issuance of senior notes to affiliate company	—	100,000
Capital lease repayment	(1,783)	(75)
Issuance of common stock	55	—

Net cash flows from financing activities	(1,728)	(4,523)

Net decrease in cash and cash equivalents	(9,015)	(4,300)
Cash and cash equivalents at beginning of period	27,512	35,279

Cash and cash equivalents at end of period	$18,497	$30,979

The accompanying notes are an integral part of these consolidated financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Stockholders’ Equity

(amounts in thousands of United States Dollars)

(Unaudited)

Six Months ended June 30, 2005	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation Expense	Accumulated Other Comprehensive loss	Total Stockholders’ Equity
December 31, 2004	$391	$188,495	$(30,652)	$(44)	$(40)	$158,150
Issuance of common stock	—	55	—	—	—	55
Amortization of deferred compensation expense	—	—	—	17	—	17
Net unrealized holding gain on marketable securities	—	—	—	—	18	18
Net loss	—	—	(8,846)	—	—	(8,846)

June 30, 2005	$391	$188,550	$(39,498)	$(27)	$(22)	$149,394

The accompanying notes are an integral part of these consolidated financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Teleglobe International Holdings Ltd and its subsidiaries (the “Company”, “Teleglobe” or “TIH”). The Company’s controlling shareholder is Cerberus Capital Management, L.P (“Cerberus”). All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements for the three and six months ended June 30, 2005 include the assets, liabilities and results of ITXC Corp. (“ITXC”). The merger with ITXC was consummated on May 31, 2004 and thus the financial statements for the three and six months ended June 30, 2004 include the assets, liabilities and results of ITXC only from June 1, 2004.

The June 30, 2005 and 2004 financial statements have been prepared by management of TIH and are unaudited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments except for purchase price allocations) necessary to present fairly the consolidated financial position, results of operations and cash flows for the three and six months ended June 30, 2005 and 2004 have been made. Certain information and footnote disclosures required for annual financial statements under accounting principles generally accepted in the United States have been omitted from the unaudited interim Consolidated Financial Statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim Consolidated Financial Statements and notes thereto presented herein should be read in conjunction with the Consolidated Financial Statements of the Successor and the Combined Financial Statements of the Predecessor and notes thereto included in the Company’s annual Form 10-K for the year ended December 31, 2004 and filed on March 17, 2005. The results of operations of the Company for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

Certain comparative figures have been reclassified in order to conform to the presentation adopted in the current periods. Among the reclassified items, is the reclassification of software from property and equipment to intangible assets.

For the three and six months ended June 30, 2005, the Company’s operating results include $3.0 million of revenue due to major favorable settlement agreements with certain carriers and $0.9 million of similar favorable agreements in network expense. Additionally, for the three and six months ended June 30, 2005, the Company’s telecommunication expense was reduced by major favorable settlements with certain carriers for approximately $2.7 million and $5.7 million respectively.

The accounting policies used in preparation of these financial statements are consistent with those reported in the Consolidated Financial Statements of the Successor in its annual Form 10-K.

2. Acquisition

On May 31, 2004, the merger with ITXC was completed. The merger has been accounted for using the purchase method and the purchase price was allocated to the acquired assets and liabilities based on the estimated fair values determined using management’s best estimates and independent valuations as at the acquisition date. The allocation of the purchase price was finalized during the first quarter of 2005 without change to the amounts reported in the year-end Consolidated Financial Statements. The excess of the purchase consideration over the estimated fair value of net assets acquired, in the amount of $96.9 million has been accounted for as goodwill.

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

3. Restricted Cash

In conjunction with its letters of credit for its leased premises, the Company has $2.1 million in restricted cash as of June 30, 2005 that represents the collateral supporting the letters of credit. The majority of the $2.1 million relates to a letter of credit for the leased premises in Princeton, New Jersey. The letters of credit related to the leased premises expire through July 2006.

4. Investment

During the first quarter of 2005, the Company purchased 2,207,202 shares of Wmode Inc. (“Wmode”), representing approximately 5% of the outstanding equity, and exclusive distribution rights to Wmode’s proprietary technology for $2.0 million Canadian dollars ($1.6 million US dollars equivalent). The exclusivity to the distribution rights are subject to attaining certain revenue levels. Wmode is a Canadian based, privately held leading provider of mobile content distribution services for content providers, mobile operators and media and brand companies. Teleglobe has agreed to purchase up to 4,415,402 shares of Wmode for total consideration of $4.0 million Canadian dollars in tranches upon the achievement of certain development and operational milestones throughout 2005. As at June 30, 2005, the remaining commitment to purchase shares of Wmode is $2.0 million Canadian dollars. The total amount of shares to be issued to Teleglobe under this agreement would total approximately 10% of the total shares outstanding of Wmode. The Company is currently finalizing the accounting of this investment including an allocation of the purchase consideration.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Comprehensive Loss

The components of comprehensive loss for the periods indicated are as follows:

(amounts in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net loss	$(401)	$(3,776)	$(8,846)	$(1,296)
Net unrealized holding gain (loss) on marketable securities	10	(18)	18	(18)

Comprehensive loss	$(391)	$(3,794)	$(8,828)	$(1,314)

6. Stock-Based Compensation Plans

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, when the market price of the underlying stock on the date of grant exceeds the exercise price of the Company’s employee stock award, compensation expense is recognized over the vesting period. The Company is required under SFAS No. 123 to disclose pro-forma information regarding stock-based award grants made to its employees based on specified valuation techniques that produce estimated compensation charges.

Fair Value Assumptions

The Company granted 120,000 stock options on January 31, 2005 at an exercise price of $4.02 per share, 190,000 stock options on March 2, 2005 at an exercise price of $5.00 per share and 44,000 stock options on May 19, 2005 at an exercise price of $2.35. The exercise prices equal the NASDAQ closing price on the date of grants. The options vest at a rate of one third per year from the date of grant and terminate no later than seven years after the grant date. The weighted-average fair value of the options granted on January 31, 2005 is $3.23 per stock option, $4.03 per stock option granted on March 2, 2005 and $1.89 per stock option granted on May 19, 2005. The fair value was estimated using the Black-Scholes model with the following weighted-average assumptions:

	May 19, 2005	March 2, 2005	January 31, 2005
Expected life (in years)	6	6	6
Risk-free interest rate	3.86%	4.20%	3.92%
Volatility	100%	100%	100%
Dividend yield	0%	0%	0%

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental pro-forma information as if the fair value recognition provisions of SFAS No. 123 had been applied for the periods indicated:

(amounts in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net loss	$(401)	$(3,776)	$(8,846)	$(1,296)
Preferred stock dividends	—	(1,583)	—	(3,958)

Net loss attributable to common stockholders	(401)	(5,359)	(8,846)	(5,254)
Add: stock-based compensation, as reported pursuant to APB 25	6	5	17	5
Deduct: total stock-based compensation determined under fair value based methods for all awards	(1,465)	(1,214)	(3,073)	(1,214)

Pro-forma net loss, fair value method for all stock-based awards	(1,860)	(6,568)	(11,902)	(6,463)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.17)	$(0.23)	$(0.18)

Pro-forma basic and diluted net loss per share, SFAS 123	$(0.05)	$(0.21)	$(0.30)	$(0.22)

7. Common Stock and Earnings per Share

During the six months ended June 30, 2005, stock options in respect of 23,699 common shares were exercised for cash consideration of $55,000.

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

Basic and diluted loss per share calculation is as follows (in thousands, except share and per-share data):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net loss attributable to common stockholders	$(401)	$(5,359)	$(8,846)	$(5,254)
Basic and diluted loss per share:	$(0.01)	$(0.17)	$(0.23)	$(0.18)
Weighted-average shares	39,106,709	31,732,709	39,100,830	29,919,733

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Retention Bonuses

Prior to the consummation of the merger with ITXC, certain ITXC employees contractually agreed to complete a predetermined service period in order to obtain agreed-upon retention bonuses. Receipt of these amounts is fully conditional upon completion of the entire service period. No other amounts are payable to these employees at the end of the service period. In the six months period ending June 30, 2005, some employees terminated their employment before the agreed upon-service period and other changes were made to the original terms of the contractual agreement of some employees. The Company is recognizing the total estimated liability of $3.3 million associated with this obligation on a pro-rata basis as services are provided. These amounts are included in accrued liabilities and selling, general and administrative expenses. The remaining liability is expected to be paid by the end of the third quarter of 2005.

The following table displays the activity and balances of the retention bonus liability from December 31, 2004 to June 30, 2005 and from May 31 to June 30, 2004.

(amounts in thousands)	Balance at December 31, 2004	Incurred	Amounts paid	Amounts written-off	Ending balance at June 30, 2005
Retention bonuses	$1,731	$461	$1,485	$593	$114

(amounts in thousands)	Balance at May 31, 2004	Incurred	Amounts paid	Amounts written-off	Ending balance at June 30, 2004
Retention bonuses	$1,959	$249	$31	$0	$2,177

9. Employee Benefit Plans

The following table presents the components of net periodic benefit cost for pension benefits and other post-retirement health care and life insurance benefits:

(amounts in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Service cost	$726	$577	$1,457	$1,171
Interest cost	1,851	1,662	3,714	3,370
Return on assets	(2,257)	(1,988)	(4,529)	(4,031)

Net periodic benefit cost	$320	$251	$642	$510

The Company did not contribute to its pension plans during the three and six months ended June 30, 2005 and does not expect to contribute to its pension plans during the remainder of 2005 because the plans are in a surplus position. The Company contributed approximately $33,000 and $68,000 to its post-retirement health care and life insurance plan in the three and six months ended June 30, 2005 respectively ($nil for the three and six months ended June 30, 2004) and expects to contribute similar amounts in the remaining two quarters of 2005.

10. Interest Expense

Interest expense includes a recovery of $0.5 million and an interest expense of $1.0 million for the three and six months ended June 30, 2005 respectively ($2.8 million and $5.0 million for the three and six months ended June 30, 2004 respectively) representing the accretion of the Comfone AG liability to the amounts expected to be paid. During the three months ended June 30, 2005, the recovery of interest expense of $0.5 million was recorded to reflect the final negotiated agreement with Comfone AG. The joint venture agreement, acquired as part of the acquisition of Old Teleglobe on May 30, 2003 as described in the Company’s annual Form 10-K, was terminated in January 2004, requiring the Company to pay Comfone AG its share of any cash derived from the mobile

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

global roaming business until the end of fiscal 2004. At the time of the acquisition, management recorded its best estimate of the fair value of the termination payment as an unfavorable contract in the purchase price allocation.

The three and six months ended June 30, 2005 include $2.4 million (net of $0.4 million interest capitalized) and $4.8 million (net of $0.7 million interest capitalized) respectively, of interest expense relating to senior notes, with a related party, issued in the second quarter of 2004 ($1.0 million for the three and six months ended June 30, 2004).

11. Sale of Property

On June 30, 2005, as part of the Company’s plan to reduce operational expenses, the Company disposed the land, building and office equipment located in the Burnaby Vancouver Station for $3.2 million in cash, resulting in a pre-tax gain of $2.2 million, net of transaction costs of $0.2 million.

12. Restructuring Charges

During the first quarter of 2004, the Company reduced its workforce by 15 people and incurred restructuring costs of $893,000 consisting of certain contractual amounts and other severance. As at June 30, 2004, the total severance liability was settled.

13. Intangible Assets

The following table summarizes the intangible assets at the dates indicated:

	June 30, 2005			December 31, 2004
(amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,700	$(3,696)	$5,004	$8,700	$(2,838)	$5,862
Other intangibles	2,121	(2,121)	—	2,121	(2,121)	—
Tradenames	700	(108)	592	700	(58)	642
Patents	6,500	(1,006)	5,494	6,500	(542)	5,958
Technology	16,400	(2,538)	13,862	16,400	(1,367)	15,033
Origination and termination contracts and related relationships	1,500	(300)	1,200	1,500	(150)	1,350
Software	27,338	(6,188)	21,150	21,286	(3,777)	17,509

Total intangible assets	$63,259	$(15,957)	$47,302	$57,207	$(10,853)	$46,354

The software acquired during the six months period ending June 30, 2005 is being amortized over its estimated useful life of three to five years. The weighted-average amortization period for acquired intangibles in the six months ended June 30, 2005 equals approximately 4.1 years.

Amortization expense for intangible assets totaled approximately $2.6 million and $5.1 million for the three and six months ended June 30, 2005 respectively and $2.0 million and $3.4 million for the three and six months ended June 30, 2004. Aggregate amortization expense for intangible assets is estimated to be:

Remainder of 2005	$5.5 million
Year ending December 31, 2006	$11.0 million
Year ending December 31, 2007	$11.0 million
Year ending December 31, 2008	$9.7 million
Year ending December 31, 2009	$8.6 million

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Property and Equipment

The components of property and equipment are as follows:

	June 30, 2005	December 31, 2004
	(amounts in thousands)
Land	$1,430	$2,000
Telecommunications equipment	44,245	38,411
Buildings and equipment	4,827	4,681
Cable systems	59,181	59,168
Computer equipment	4,920	4,240
Leasehold improvements	3,205	3,172
Construction in progress	9,925	8,395

	127,733	120,067
Less: Accumulated depreciation	(28,877)	(19,280)

	98,856	100,787
Leased property under capital leases	38,462	37,377
Less: Accumulated depreciation	(5,879)	(4,081)

	32,583	33,296

Property and equipment, net	$131,439	$134,083

15. Related Party

The Company concluded the following transactions at exchange value with related parties in the normal course of business.

(amounts in thousands)
Nature of transaction with the related party	Classification in the Company’s consolidated financial statements	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cerberus and affiliates
Financing	Interest expense (1)	$2,758	$1,021	$5,488	$1,021
Preferred stock dividend	Preferred stock dividends to parent company	$—	$1,583	$—	$3,958

Amounts payable to related parties at June 30, 2005 total $100.1 million and $100.5 million at December 31, 2004.

(1)	During the three and six months ended June 30, 2005, the Company capitalized approximately $0.4 million and $0.7 million respectively of the total $2.8 million and $5.5 million of interest to property and equipment and software included in intangible assets ($nil for the three and six months ended June 30, 2004).

16. Contingencies

As previously reported, as part of its normal ongoing review of ITXC’s operations in connection with the post-merger integration of Teleglobe and ITXC, Teleglobe had identified potential instances of noncompliance with the United States Foreign Corrupt Practices Act (“FCPA”) relating to ITXC’s operations in certain African countries prior to its merger with Teleglobe, consummated on May 31, 2004. Teleglobe voluntarily notified the

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) of the matter, and has been cooperating fully with the SEC and the DOJ. The SEC had previously advised Teleglobe that it was conducting an informal inquiry into the matter. Teleglobe has been informed that the SEC issued a formal order of investigation on February 15, 2005 concerning ITXC’s possible violations of the FCPA and possible related violations of the securities laws. On July 27, 2005, the SEC issued a subpoena to the Company for documents relating to its investigation. Teleglobe intends to continue to cooperate fully with the SEC and DOJ in the investigation. Teleglobe cannot predict the extent to which the SEC, the DOJ or any other governmental authorities will pursue administrative, civil or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. Teleglobe has not identified, and does not believe it is likely that, any material adjustment to its financial statements is or will be required in connection with the results of this investigation, although it is possible that a monetary penalty, if any, may be material to its results of operations in the period in which it is imposed.

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

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

17. Subsequent Events

i) Plan of Amalgamation

On July 25, 2005, the Company entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) with Videsh Sanchar Nigam Limited (“VSNL”) and VSNL Telecommunications (Bermuda) Ltd., a wholly owned subsidiary of VSNL (“Amalgamation Sub”). Pursuant to the Amalgamation Agreement, which is subject to approvals and closing conditions, Teleglobe will be amalgamated with Amalgamation Sub, and the resulting company will be a wholly owned subsidiary of VSNL (the “Amalgamation”). At the effective time of the Amalgamation, each common share of Teleglobe issued and outstanding immediately prior to the effective time (other than shares, if any, held directly or indirectly by Teleglobe, VSNL, Amalgamation Sub or any Teleglobe shareholder that has properly perfected its right to appraisal for such shares in accordance with the Companies Act 1981 of Bermuda (the “Companies Act”)) will be exchanged for the right to receive $4.50 per share, all in accordance with the provisions of the Companies Act and the Amalgamation Agreement. Upon consummation of the Amalgamation, each option to purchase common shares of Teleglobe outstanding immediately prior to the effective time of the Amalgamation that has an exercise price per share less than $4.50 (whether or not then exercisable or vested) will entitle the holder thereof to the right to receive a cash payment in an aggregate amount equal to the product of (A) the excess of $4.50 over the exercise price per share of such option and (B) the number of shares subject to such option, and such option will be terminated and cancelled immediately prior to such effective time. Upon consummation of the Amalgamation, each option to purchase common shares of Teleglobe outstanding immediately prior to the effective time of the Amalgamation that has an exercise price per share equal to or greater than $4.50 will automatically be terminated and cancelled, without any consideration, as of such effective time. Upon consummation of the Amalgamation, each warrant to purchase common shares of Teleglobe outstanding immediately prior to the effective time of the Amalgamation (whether or not then exercisable or vested) shall entitle the holder thereof to the right to receive, upon exercise and payment of any applicable warrant consideration, a cash payment in an aggregate amount equal to the product of (A) $4.50 and (B) the number of shares subject to such warrant.

Teleglobe’s Board of Directors has approved the Amalgamation Agreement. The Amalgamation is conditioned on, among other things, the approval of the Amalgamation Agreement by the required vote of shareholders of at least a majority of the outstanding shares in Teleglobe’s common share capital, expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other applicable antitrust laws, the receipt of certain regulatory approvals specified in the Amalgamation Agreement, expiration of the time period for any applicable review process by the Committee on Foreign Investment in the United States without any action or recommendation by such committee to prevent consummation of the Amalgamation, and the number of shares of shareholders properly exercising their appraisal rights pursuant to the Companies Act does not exceed, in the aggregate, 5% of the outstanding Teleglobe’s common shares capital. The Amalgamation Agreement also includes certain termination rights and

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

provides that, upon termination of the Amalgamation Agreement under certain circumstances, Teleglobe would be required to pay VSNL a termination fee of $4.5 million. In addition, the Amalgamation agreement includes certain interim operating covenants, subject to certain exceptions, that required Teleglobe to obtain VSNL’s prior written consent, which consent may not be unreasonably withheld, for taking certain actions. In connection with the signed Amalgamation Agreement, the Company incurred professional fees from its financial advisor in the amount of $900,000. The fees became due upon the execution of the Amalgamation Agreement on July 25, 2005. The remaining portion of the fees will become due upon consummation of the Amalgamation.

In connection with the execution of the Amalgamation Agreement, Teleglobe Bermuda Holdings Ltd, an affiliate of Cerberus Capital Management, L.P. and the holder of approximately 66.2% of Teleglobe’s outstanding common shares, has executed a voting agreement with VSNL pursuant to which it agreed to vote its Teleglobe shares in favor of the Amalgamation Agreement and the Amalgamation and against any alternative transaction, not to transfer its Teleglobe shares, and not to take certain actions specified therein to encourage or facilitate any such alternative transaction. The voting agreement also provides for Teleglobe Bermuda Holdings Ltd to pay to VSNL 75% of any proceeds in excess of $4.50 per share that may be received for its Teleglobe shares if the Amalgamation Agreement is terminated under certain circumstances. Certain trusts affiliated with Gerald Porter Strong, president and chief executive officer of Teleglobe, and with Richard D. Willett II, chief operating officer of Teleglobe, have executed similar voting agreements with VSNL. Each of the above-referenced voting agreements will terminate on the earliest to occur of (i) the effective time of the Amalgamation, (ii) the termination of such voting agreement by the mutual written agreement of the parties thereto, and (iii) the date of termination of the Amalgamation Agreement.

ii) Operating Lease for Administrative Office

On July 8, 2005, the Company signed a new lease agreement for its administrative premises with an initial term of 15 years ending December 31, 2020. The total lease payments amounting to approximately $16.2 million have been included in Note 19, Commitments and Contingencies, of the Company’s 2004 audited annual Consolidated Financial Statements. The Company provided the lessor a first-ranking collateral hypothec of $3.0 million Canadian dollars over one of its properties.

18. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of this standard did not have any impact on its Consolidated Financial Statements.

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the fiscal year beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes the impact on the financial statements should be consistent with the FAS 123 pro forma disclosure contained in Note 6 of the unaudited interim Consolidated Financial Statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The Company will adopt this new accounting standard on January 1st, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited Consolidated and Combined Financial Statements, the related Notes to audited Consolidated and Combined Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 17, 2005 and the unaudited interim Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, (i) uncertainties inherent in the execution of the Company’s Amalgamation Agreement with VSNL, including but not limited to, transactions costs, retention of key employees and customers through the acquisition process, the risk of approval with requirements, limitations or costs, disapproval, or delay by governmental entities of the proposed transaction, the risks of delay in consummation of the transaction, the existence of undisclosed or unanticipated contingent liabilities, that material adverse changes to either entity may prevent the transaction from closing and (ii) other risks, including the volatile and competitive environment for telecommunications; changes in domestic and foreign economic, market and regulatory conditions; the inherent uncertainty of financial estimates and projections; uncertainty inherent in litigation; unanticipated technological difficulties; the risk that the Company may not be able to access sufficient capital; the creditworthiness of and relationship with our customers; the Company’s debt level and the inherent lack of flexibility resulting thereof; future transactions and risks inherent in being subject to significant regulation. (See also discussion on Risk Factors on page 48 of the Company’s annual Form 10-K). All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

More details on the Agreement and Plan of Amalgamation are provided in the Company’s Form 8-K filed July 25, 2005 and in Note 17 of the unaudited interim Consolidated Financial Statements included herein.

The results of operations contained in the unaudited interim Consolidated Financial Statements for the three and six months ended June 30, 2005 and 2004 are results of operations for such interim periods and are not necessarily indicative of the results to be expected for an entire year or for any other period.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of this standard did not have any impact on its Consolidated Financial Statements.

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the fiscal year beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes the impact on the financial statements should be consistent with the FAS 123 pro forma disclosure contained in Note 6 of the unaudited interim Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The Company will adopt this new accounting standard on January 1st, 2006.

ITXC Integration Plan

The following is an update on the Company’s ITXC integration plan:

The Company’s ITXC merger integration plan to achieve annual post-merger benefits of approximately $25 to $30 million continued to progress in the second quarter of 2005. The integration plan centered around facility and headcount reductions, termination cost savings and consolidation of the Teleglobe and ITXC networks resulting in reduced capital expenditures. The original completion date was set for the first quarter of 2005, however there was a delay of one quarter from the original plan exclusively related to planned integration of routing capabilities. As of June 30, 2005, the Company estimates that $22.5 million of the annualized post-merger benefits have been realized with the remaining benefits from unified routing expected to be realized over the next two quarters. Prior to the acquisition of ITXC by the Company, ITXC stand alone, reported a negative EBITDA of $27.8 million, including unusual charges of $7.3 million, for its twelve months ended December 31, 2003. Integration costs, including consultant fees, severances and retention bonuses and other costs directly related to the integration of ITXC, of approximately $1.3 million, are included in the consolidated results of operations for the six months ended June 30, 2005.

ITXC access to Teleglobe IP network and Teleglobe connectivity:

The combination of Teleglobe and ITXC provided opportunities to lower the operating expenses of our network, resulting in a decrease in network expenses. IP access charges is a significant example. ITXC on a stand-alone basis purchased IP access services from Teleglobe as well as other competitive wholesale IP service carriers. We have cancelled many of these third-party services, replacing access via Teleglobe’s network. The marginal cost of doing so is very low, yielding operating expense reductions.

We have also realized network savings in the short-term by migrating some common customers from two interconnects to one, improving utilization rates. This provides us growth capacity with lower investment requirements for a period of time. In the longer term we anticipate benefits from network growth via VoIP, an inherently more cost effective medium than TDM. To date, the Company has achieved its integration goal related to network consolidation. The benefits of our completed network consolidation is reflected in our network expenses.

Facilities and headcount reductions:

To date, the Company has achieved its integration goal related to closures of overlapping facilities. Further savings may be achieved from the sublet of excess floor space. The two first quarters of 2005 have not been significantly impacted by savings from headcount reductions mainly because the results include retention bonus earned in the period. However, SG&A for the third quarter of 2005 and onwards is expected to reflect net benefits from these reductions.

Termination cost savings:

In the future, due to the nature of the international wholesale voice industry, the increase in volume from the merger with ITXC will result in termination cost savings for the combined company with other carriers. The integration of the combined company least cost routing capabilities will allow the combined company to route traffic using the lowest cost available in any of the combined company’s routes. While our benefits to date are limited, we anticipate the synergies to occur in the future now that we have completed the unification of routing.

Results of Operations—Comparison of the Three and Six Months Ended June 30, 2005 and 2004

Set forth below is a description of the results of operations for the three and six months ended June 30, 2005 and June 30, 2004. The results of ITXC are included in the consolidated results of operations from June 1, 2004. Thus, the results of ITXC are included in the six months ended June 30, 2005 and from June 1, 2004 in the three and six months ended June 30, 2004.

Non-GAAP Financial Data (Unaudited)

We are presenting EBITDA (earnings before interest, taxes, depreciation and amortization) because management considers it an important supplemental measure of our performance and believe that it is frequently used by interested parties in the evaluation of companies in our industry, in particular in connection with offerings of debt securities. However, EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to our company to invest in its business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA only in supplemental.

EBITDA (earnings before interest, taxes, depreciation and amortization)

(amounts in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net loss	$(401)	$(3,776)	$(8,846)	$(1,296)
Add:
Interest, net	2,101	3,821	6,033	6,210
Income taxes	(299)	(2,345)	(586)	(2,197)
Depreciation	5,762	5,108	12,009	9,237
Amortization expense	2,648	1,960	5,103	3,363

EBITDA	$9,811	$4,768	$13,713	$15,317

The EBITDA for the three and six months ended June 30, 2005 includes a non-recurring gain of $2.2 million relating to the disposal of the Burnaby Vancouver Station. See Note 11 of the unaudited interim Consolidated Financial Statements included herein for more details.

In addition, for the three and six months ended June 30, 2005, the Company’s operating results include $3.0 million of revenue due to major favorable settlement agreements with certain carriers and $0.9 million of similar favorable agreements in network expense. For the three and six months ended June 30, 2005, the Company’s telecommunication expense was reduced by major favorable settlements with certain carriers for approximately $2.7 million and $5.7 million respectively.

Revenues

The following table presents revenues derived from each product group and other relevant revenue-related information for the periods indicated. The results of ITXC are included from June 1, 2004.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenues per line of business (in millions of U.S. dollars)
Voice—transport	$190	$183	$396	$349
Data—transport	25	26	51	54
Value—added services	24	22	47	42

Total	$239	$231	$494	$445

Total revenues excluding Bell Canada (1) revenues	$215	$211	$443	$403

Minutes of traffic (in millions)
Voice—transport	3,328	2,444	6,760	4,536
Other	70	53	134	102

Total	3,398	2,497	6,894	4,638

Average voice revenue per minute	$0.057	$0.075	$0.059	$0.077
Percentage of revenues from Bell Canada (1)	10.1%	8.6%	10.4%	9.5%
Number of customers at period-end	1,487	1,328	1,487	1,328
Geographic distribution of revenues
Asia	7%	9%	7%	9%
Canada	15%	11%	15%	12%
Europe	32%	28%	33%	29%
USA	31%	35%	31%	34%
Latin America	4%	4%	4%	5%
Other	11%	13%	10%	11%

Total	100%	100%	100%	100%

(1)	Bell Canada is Canada’s largest telecommunications company.

Total revenues, excluding revenues from Bell Canada, increased by $4.2 million or 2.0% in the current quarter as compared to the same prior year period, and by $40.2 million or 10.0% in the year-to-date period ended June 30, 2005 as compared to the same period in 2004. The increase in revenues, excluding the Bell Canada revenue, mainly results from the inclusion of ITXC revenue from June 1, 2004. Revenues from Bell Canada increased by $4.4 million or 22.0% in the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 and by $9.1 million or 21.4% in the six months ended June 30, 2005 as compared to the same period in 2004. The increase is mainly due to abnormally low volume with Bell Canada in both comparative periods of 2004. The number of customers in the current quarter-end represents an increase of 159, including customers obtained through the merger with ITXC, as compared to June 30, 2004.

Revenue generated from voice transport services increased by approximately $7.4 million or 4.0 % in the current quarter as compared to the same prior year period. For the six months ended June 30, 2005, revenue generated from voice transport increased by $47.7 million or 13.7% as compared to the same prior year period. The increase is mainly explained by the inclusion of ITXC revenue from June 1, 2004 and from an increase in minutes of traffic carried in both comparable periods. Minutes of traffic carried in the current quarter versus the same quarter in 2004 increased by 36.2% and increased by 49.1% for the six months ended June 30, 2005 as compared to the same period in 2004. The increase is mainly due to the inclusion of ITXC related minutes from June 1, 2004 while excluding such volume for the first five months of 2004. The increase in revenue was offset by the current competitive pricing trends in the telecommunication industry.

During the quarter and the six months ended June 30, 2005, the average voice revenue per minute was approximately $0.057 and $0.059 as compared with $0.075 and $0.077 per minute during the quarter and the six months ended June 30, 2004 respectively. The decrease in average revenue per minutes was primarily attributable to changes in our route destination mix and to an overall decline in rates experienced in the telecommunication industry.

In the second quarter of 2005, voice transport revenue includes the impact of major favorable settlement agreements with certain carriers for approximately $1.5 million. In addition, the second quarter of 2005 voice transport revenue includes an amount of $1.2 million resulting from a non-recurring favorable settlement of a dispute with a customer.

Data service revenue in the second quarter of 2005 was lower by approximately $1.2 million or 4.6% as compared to the second quarter of 2004. Data service revenue decreased by $3.4 million or 6.3% for the six months ended June 30, 2005 as compared to the same prior year period of 2004. The Company experienced growth in new customers and in traffic volume in the three and six months ended June 30, 2005, however, these benefits were offset by price erosion. In addition, Data service revenue includes the impact of a major favorable settlement agreement with a carrier for approximately $0.3 million in the three and six months ended June 30, 2005.

Revenue generated from value-added services increased by $2.4 million or 10.9% in the current quarter compared to the same quarter of 2004 and by $5.0 million or 11.9% for the year-to-date period ended June 30, 2005 as compared to the same period in 2004. The company experienced increases in signaling services and a volume increase in our international toll free service (ITFS) in both periods as compared to the same periods in 2004.

Operating Expenses

The following table outlines operating costs as a percentage of revenue for the periods indicated. The results of ITXC are included from June 1, 2004.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Total operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Telecommunication	70.9%	73.4%	72.6%	72.7%
Network, exclusive of depreciation and amortization (shown below)	9.5%	10.4%	9.2%	10.7%
Selling, general and administrative exclusive of, bad debt expense (recovery), stock based compensation expense, depreciation, amortization and restructuring charges (shown below)	15.7%	14.0%	15.2%	13.0%
Stock based compensation expense	0.0%	0.0%	0.0%	0.0%
Bad debt expense (recovery)	0.9%	0.2%	(0.1)%	(0.1)%
Depreciation	2.4%	2.2%	2.4%	2.1%
Amortization of intangible assets	1.1%	0.9%	1.0%	0.7%
Restructuring charges	—%	—%	—%	0.2%
Foreign exchange loss (gain)	0.7%	(0.1)%	0.7%	0.1%

Total operating expenses as a percentage of revenues	101.2%	101.0%	101.0%	99.4%

Telecommunication expense

Telecommunication expense during the three and six months ended June 30, 2005 increased by approximately $0.2 million or 0.1% and by $35.5 million or 11% respectively as compared to the same periods in 2004. This is primarily explained by the inclusion of ITXC’s results from June 1, 2004. The increase was partially offset by lower voice termination costs reflecting benefits from price deflation. In addition, the second quarter of 2005 and the year-to-date results include favorable settlements with certain carriers for approximately $2.7 million and $5.7 million respectively. As a percentage of revenue, telecommunication expense decreased for the three and six months ended June 30, 2005 as compared to prior year periods mainly due to a favorable mix of voice transport destinations with lower average margin per minute and the unification of networks with ITXC.

Network expense

Network expense decreased by approximately $1.3 million or 5.6% in the second quarter of 2005 compared to the second quarter of 2004. For the six months ended June 30, 2005, network expense decreased by $2.3 million or 4.8% from the comparable period in 2004. The decrease is mainly due to the ongoing contract renegotiations with our suppliers and cancellations of unprofitable circuits and by the impact of a major favorable settlement agreement with a carrier for approximately $0.9 million. The decrease was partially offset by the inclusion of ITXC’s network expenses from June 1, 2004.

Network expense as a percentage of revenue decreased in the current quarter and in the year-to-date period as compared to prior year periods. The percentage decrease is a function of the decrease in network expenses while revenues increased for the same comparative periods.

Selling, General and Administrative expenses

Selling, general and administrative (SG&A) expense has increased by approximately $5.2 million or 16.0% in the second quarter of 2005 compared to the same quarter of 2004. For the six months ended June 30, 2005, SG&A expenses increased by $17.5 million or 30.2% compared to the same period in 2004. The increases are mainly due to the inclusion of ITXC’s SG&A expense from June 1, 2004. Furthermore, SG&A expense was adversely affected by the decline in value of the US dollar as compared to the Canadian dollar from the 2004 periods compared to the 2005 periods, resulting in an increase in our SG&A expenses. The three and six months ended June 30, 2005 includes $1.1 million of professional fees incurred in connection with the Amalgamation Agreement of the Company with VSNL. In addition, the six months ended June 30, 2005 include $1.3 million of ITXC integration costs and also include professional fees incurred in connection with the Foreign Corrupt Practices Act investigation in the amount of $0.7 million. The integration of ITXC is completed and is expected to provide significant synergies resulting in a decreased cost base. See update on ITXC integration in “ITXC Integration Plan” included herein.

Bad debt recovery

Bad debt recovery for the six months ended June 30, 2005 amounted to $0.6 million versus a similar amount for the corresponding period of 2004. During the first six months of 2004, the Company’s collection efforts resulted in the collection of accounts, which were previously identified as doubtful accounts. Since then, the Company has gained insight in the collectibility of accounts and implemented more stringent credit review practices. The recovery in the first six months of 2005 reflects the revision of certain estimates resulting in a reduction in the allowance for doubtful accounts of approximately $0.8 million. This amount, which is not related to the collection of previously identified doubtful accounts, increased operating income in the six months ended June 30, 2005.

Depreciation

Depreciation expense increased by $0.7 million or 12.8% in the current quarter versus the comparable quarter in 2004 mainly due to the inclusion of ITXC’s depreciation from June 1, 2004. Similarly, for the six months ended June 30, 2005, depreciation expense increased by $2.8 million or 30.0% compared to the same period in 2004.

Amortization of intangible assets

Amortization of intangible assets expense in the current quarter increased by $0.7 million or approximately by 35.1% from the same quarter in 2004. For the six months ended June 30, 2005, amortization expense increased by $1.7 million or 51.7% as compared to the six months ended June 30, 2004. The increase is mostly due to intangible assets recorded in connection with the merger with ITXC.

Restructuring charges

During the six months ended June 30, 2004, the Company reduced its workforce by 15 people and as consequence, incurred restructuring costs in the amount of $893,000. See Note 12 to the unaudited interim Consolidated Financial Statements included herein for more details.

The retention bonuses that are being paid to ITXC employees upon their departure are being amortized over such employees agreed-upon service period and are included in SG&A expenses. See Note 8 to the unaudited interim Consolidated Financial Statements included herein for more details.

Foreign exchange loss

The foreign exchange loss of $1.6 million for the three months ended June 30, 2005 and $3.5 million for the six months ended June 30, 2005 compared to a foreign exchange gain of $0.2 million and a foreign exchange loss of $0.3 million for the three and six months ended June 30, 2004 respectively are explained by the effect of fluctuations in the Euro, Canadian dollar, British Pound and other currencies versus US Dollar on certain assets and liabilities of the Company. The Company’s reporting currency is the US dollar, however, the Company transacts business in several different currencies.

Other expenses

Interest expense

Interest expense, net of interest income for the current quarter of 2005 decreased by $1.7 million or by 45.0% as compared to the second quarter of 2004 and for the six months ended June 30, 2005, interest expense, net of interest income, decreased by $0.2 million from the six months ended June 30, 2004. The decrease is mainly due to a reduction of the accretion related to the Comfone AG liability. During the three months ended June 30, 2005, a recovery of interest expense of $0.5 million was recorded to reflect the final negotiated agreement with Comfone AG.

Income taxes

Income tax recovery in the three and six months ended June 30, 2005 amounted to $0.3 million and $0.6 million respectively and consists of $0.2 million and $0.3 million of current income tax expense, due to US state taxes and current income tax for a few foreign entities, offset by deferred income tax recoveries of $0.5 million and $0.9 million due mostly to a reduction in deferred tax liabilities caused by unrealized foreign exchange losses incurred by a Luxembourg entity for the three and six months ended June 30, 2005 respectively.

Income tax recovery for the six-month period ended June 30, 2004 of $2.2 million consisted of current income taxes of $1.8 million due mostly to a recorded taxes receivable related to the carry back of losses, plus $0.4 million of deferred tax recoveries.

Liquidity and capital resources

Cash flow from operations

For the six months ended June 30, 2005, the Company’s cash flows from operating activities amounted to $2.0 million made-up of a net loss of $8.8 million, reduced by adjustments of $14.4 million for non-cash items and increased by $3.6 million related to changes in operating assets and liabilities. The majority of the non-cash items relate to depreciation and amortization and to the net gain on sale of property and equipment. The changes in operating assets and liabilities stem mostly from prepaids, other current assets and accounts payable and accrued liabilities.

Investing Activities

Cash flows used in investing activities of $9.3 million in the six months ended June 30, 2005 are mostly a result of capital expenditures and an increase in investments. These are partially offset by the proceeds received in the disposal of property and equipment and by changes in restricted cash. The purchase of property and equipment in the amount of $9.9 million for the six months ended June 30, 2005, consists mostly of information technology upgrades and network equipment. The addition of intangible assets of $4.7 million relates to software purchases. The $1.6 million increase in investments is for the purchase of shares in Wmode Inc. as discussed in Note 4 of the unaudited interim Consolidated Financial Statements included herein. Together with its equity investment in Wmode Inc., the Company will have exclusive distribution rights to Wmode Inc’s proprietary technology, assuming revenue targets are attained. This will contribute to the Company’s plan to increase value-added service revenues. Cash flows for investing activities were provided by the decrease in a commercial letter of credit affecting restricted cash and the sale of marketable securities.

Financing Activities

The cash flows used in financing activities of $1.7 million relates mostly to the repayment of capital lease obligations.

Liquidity

We believe that our current liquidity and anticipated future cash flows from operations will be sufficient to fund our operations in the next twelve months and to fund the first principal repayment of $25 million, under our senior notes, due in the second quarter of 2006. Our expenditures for the remaining quarters in 2005 will be primarily attributable to operating expenses, capital expenditures and interest payments. We cannot be certain, however, that additional cash will not be required, particularly if we make significant capital expenditures or other investments.

Our working capital at June 30, 2005 is in a negative position of $60.3 million versus a negative position of $26.9 million at December 31, 2004. The change in working capital is mostly due to the inclusion in current liabilities of the first principal repayment of $25 million, under our senior notes, which is due within one year and by an increase in accounts payables and accrued liabilities mostly due to timing of PTT settlements. The settlement process in bilateral operating agreements has permitted the Company to operate successfully with negative working capital. We cannot be certain that these conditions will not change in future periods.

The following summarizes the Company’s contractual obligations as of June 30, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Payments due	Operating Lease Obligations	Purchase Obligations	Capital Lease Obligations	Senior Note Obligations	Other Long-term Obligations	Investment in Wmode Inc.	Total
Remainder of 2005	$12,332	$4,710	$1,419	$—	$114	$1,654	$20,229
2006	14,947	3,001	2,283	25,000	217	—	45,448
2007	13,133	58	760	25,000	214	—	39,165
2008	12,518	—	146	50,000	211	—	62,875
2009	12,327	—	—	—	218	—	12,545
Thereafter	69,099	—	—	—	2,282	—	71,381

Total	$134,356	$7,769	$4,608	$100,000	$3,256	$1,654	$251,643

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year
Standby letters of credit	$2,139	$2,139

Total commercial commitments	$2,139	$2,139

Section 404 of the Sarbanes-Oxley Act of 2002

The SEC announced on March 2, 2005, a one-year extension for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), for Non-Accelerated Filers and Foreign Private Issuers. The compliance dates have been extended from the first fiscal year ending on or after July 15, 2005 to the first fiscal year ending on or after July 15, 2006. Management has assessed that the Company satisfies the conditions to be a Non-Accelerated Filer, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, and is therefore eligible for the Section 404 extension. Teleglobe must therefore be compliant to Section 404 beginning in its fiscal year ending December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company and its subsidiaries operate internationally and therefore our major market risk exposure is related to foreign currency fluctuations. Due to low levels of floating rate debt, we do not have material market risk exposures related to changes in interest rates. However, the Company is exposed to interest rate risk on its senior notes in that it is fixed and accordingly the fair value of the debt may fluctuate if the interest rate is not commensurate with market rates. To mitigate foreign currency risks, we may use derivative financial instruments such as forward foreign exchange contracts, foreign currency swap contracts and foreign currency denominated options. The derivative financial instruments are subject to standard credit terms and conditions, financial control management and risk monitoring procedures. However, no such instruments were entered into during the six months ended June 30, 2005.

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

The legal proceedings and claims described under the heading captioned “Contingencies” in Note 16 of the Notes to the unaudited interim Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 2, 2005, the Company held its Annual General Meeting of Shareholders in New York, New York. In addition to the election of three directors to serve three-year terms, the shareholders approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2005 and authorized the Audit Committee of the Board of Directors to set the auditors’ remuneration.

The following votes were cast for each of the following nominees for director or were withheld with respect to such nominees:

Name	For	Withheld
Thomas S. Rogers	33,880,144	210,797
Anthony J. Cassara	33,829,718	261,223
Timothy F. Price	33,829,769	261,172

The following votes were cast for the proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2005 and authorize the Audit Committee of the Board of Directors to set the auditors’ remuneration:

For	34,054,739
Against	31,466
Abstain	4,736

Item 6.	Exhibits

(a) Exhibits:

10.1	Agreement and Plan of Amalgamation, dated as of July 25, 2005, by and among Videsh Sanchar Nigam Limited, VSNL Telecommunications (Bermuda) Ltd. and Teleglobe International Holdings Ltd. (Incorporated by reference to Exhibit 2.1 of the registrant’s Form 8-K filed on July 25, 2005).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

By:	/s/ PIERRE DUHAMEL
Pierre Duhamel Chief Financial Officer and Executive Vice President (principal financial officer and duly authorized officer)

Dated: August 10, 2005

EXHIBIT INDEX

10.1	Agreement and Plan of Amalgamation, dated as of July 25, 2005, by and among Videsh Sanchar Nigam Limited, VSNL Telecommunications (Bermuda) Ltd. and Teleglobe International Holdings Ltd. (Incorporated by reference to Exhibit 2.1 of the registrant’s Form 8-K filed on July 25, 2005).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith