Form 10-Q
period 2005-09-30
TELEGLOBE INTERNATIONAL HOLDINGS LTD
filed 2005-11-09
CIK 1278739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At November 2, 2005, there were 39,206,469 shares of Common Stock, par value $0.01 per share, outstanding.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

PART I—Financial Information

Item 1. Financial Statements

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Balance Sheets

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$31,658	$27,512
Marketable securities	528	1,824
Accounts receivable, (net of allowance for doubtful accounts of $16,170 at September 30, 2005 and $25,068 at December 31, 2004)	192,974	210,588
Prepaid assets	6,099	3,774
Other current assets	5,461	6,415
Restricted cash	2,099	4,724

Total current assets	238,819	254,837
Property and equipment, (net of accumulated depreciation of $39,903 at September 30, 2005 and $23,361 at December 31, 2004)	132,222	134,083
Prepaid pension asset	17,956	18,802
Other long-term assets	2,212	2,836
Investment	421	—
Intangible assets, (net of accumulated amortization of $18,845 at September 30, 2005 and $10,853 at December 31, 2004)	47,974	46,354
Goodwill	96,877	96,877

Total assets	$536,481	$553,789

LIABILITIES

Accounts payable and accrued liabilities	$257,823	$259,915
Employee related payables	15,081	15,193
Accrued liabilities—affiliate company	307	537
Current portion of capital lease obligations	3,148	2,182
Current portion of deferred revenue	3,409	3,883
Current portion of senior notes payable—affiliate company	25,000	—

Total current liabilities	304,768	281,710
Deferred revenue	8,432	8,787
Deferred income tax liability	52	940
Long-term portion of capital lease obligations	1,543	1,112
Other long-term liabilities	5,026	3,090
Senior notes payable—affiliate company	75,000	100,000

Total non-current liabilities	90,053	113,929

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock (39,206,469 shares at September 30, 2005 and 39,084,793 shares at December 31, 2004 issued and outstanding and 400,000,000 shares authorized, par value $0.01)	391	391
Additional paid-in capital	188,673	188,495
Deferred compensation expense	(20)	(44)
Accumulated other comprehensive loss	(18)	(40)
Accumulated deficit	(47,366)	(30,652)

Total stockholders’ equity	141,660	158,150

Total liabilities and stockholders’ equity	$536,481	$553,789

The accompanying notes are an integral part of these consolidated financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statements of Operations

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Telecommunication revenues	$243,778	$276,789
Operating expenses
Telecommunication	177,656	208,322
Network, exclusive of amortization and depreciation shown below	22,199	23,379
Selling, general and administrative, exclusive of stock-based compensation expense, bad debt expense, depreciation and amortization shown below	39,904	39,992
Stock-based compensation expense	7	15
Bad debt expense	1,180	620
Depreciation	5,559	7,059
Amortization of intangible assets	2,909	2,869
Foreign exchange loss (gain)	77	(233)

Total operating expenses	249,491	282,023
Interest expense	284	3,605
Interest expense—related party	2,340	2,786
Interest income	(255)	(120)
Other income	(347)	(309)

Total expenses	251,513	287,985

Loss before income taxes	(7,735)	(11,196)
Income tax expense (recovery)	133	(165)

Net loss	$(7,868)	$(11,031)

Basic and diluted loss per share	$(0.20)	$(0.28)

Number of common shares used for calculation	39,174,520	38,985,663

The accompanying notes are an integral part of these consolidated financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statements of Operations—(Continued)

(amounts in thousands of United States Dollars, except share and per-share data)

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Telecommunication revenues	$738,258	$721,984
Operating expenses
Telecommunication	536,832	532,048
Network, exclusive of amortization and depreciation shown below	67,707	71,181
Selling, general and administrative, exclusive of stock-based compensation expense, bad debt expense, depreciation, amortization and restructuring charges shown below	115,275	97,803
Stock-based compensation expense	24	20
Bad debt expense	554	30
Depreciation	17,568	16,295
Amortization of intangible assets	8,012	6,233
Restructuring charges	—	893
Foreign exchange loss	3,597	73

Total operating expenses	749,569	724,576
Interest expense	1,952	9,003
Interest expense—related party	7,118	3,807
Interest income	(668)	(329)
Gain on disposal of property and other income	(2,546)	(384)

Total expenses	755,425	736,673

Loss before income taxes	(17,167)	(14,689)
Income tax recovery	(453)	(2,362)

Net loss	$(16,714)	$(12,327)

Preferred stock dividends to parent company	—	(3,958)

Net loss attributable to common stockholders	$(16,714)	$(16,285)

Basic and diluted loss per share	$(0.43)	$(0.49)

Number of common shares used for calculation	39,125,569	32,941,710

The accompanying notes are an integral part of these consolidated financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statements of Cash Flows

(amounts in thousands of United States Dollars)

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from operating activities
Net loss	$(16,714)	$(12,327)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	25,580	22,528
Net gain on disposal of property and equipment	(1,851)	—
Bad debt expense	554	30
Stock-based compensation expense	24	20
Deferred income taxes	(888)	(327)
Other items	960	(3,819)
Changes in operating assets and liabilities:
Accounts receivable	17,060	(4,933)
Prepaid assets	(2,325)	2,331
Other current assets	942	(3,419)
Accounts payable and accrued liabilities	610	(18,690)
Deferred revenue	(1,066)	(266)
Other liabilities	(62)	320

Net cash flows from operating activities	22,824	(18,552)

Cash flows from investing activities
Purchase of property and equipment	(14,713)	(17,045)
Proceeds on disposal of property and equipment	3,431	—
Addition of intangible assets	(8,542)	(1,892)
Sale of marketable securities	1,318	23,946
Increase in long-term investment	(421)	—
Restricted cash	2,625	(401)
Cash acquired from merger with ITXC, net of acquisition costs paid	—	4,854

Net cash flows from investing activities	(16,302)	9,462

Cash flows from financing activities
Retirement of preferred stock-parent company	—	(95,000)
Dividend payment to parent company	—	(9,448)
Issuance of senior notes to affiliate company	—	100,000
Capital lease repayment	(2,554)	(276)
Issuance of common stock	178	—

Net cash flows from financing activities	(2,376)	(4,724)

Net increase (decrease) in cash and cash equivalents	4,146	(13,814)
Cash and cash equivalents at beginning of period	27,512	35,279

Cash and cash equivalents at end of period	$31,658	$21,465

The accompanying notes are an integral part of these consolidated financial statements.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

Consolidated Statement of Stockholders’ Equity

(amounts in thousands of United States Dollars)

(Unaudited)

Nine Months ended September 30, 2005	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation Expense	Accumulated Other Comprehensive loss	Total Stockholders’ Equity
December 31, 2004	$391	$188,495	$(30,652)	$(44)	$(40)	$158,150
Issuance of common stock	—	178	—	—	—	178
Amortization of deferred compensation expense	—	—	—	24	—	24
Net unrealized holding gain on marketable securities	—	—	—	—	22	22
Net loss	—	—	(16,714)	—	—	(16,714)

September 30, 2005	$391	$188,673	$(47,366)	$(20)	$(18)	$141,660

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

The financial statements for the three and nine months ended September 30, 2005 include the assets, liabilities and results of ITXC Corp. (“ITXC”). The merger with ITXC was consummated on May 31, 2004 and thus the financial statements for the nine months ended September 30, 2004 include the assets, liabilities and results of ITXC only from June 1, 2004.

The September 30, 2005 and 2004 financial statements have been prepared by management of TIH and are unaudited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments except for purchase price allocations) necessary to present fairly the consolidated financial position, results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004 have been made. Certain information and footnote disclosures required for annual financial statements under accounting principles generally accepted in the United States have been omitted from the unaudited interim Consolidated Financial Statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim Consolidated Financial Statements and notes thereto presented herein should be read in conjunction with the Consolidated Financial Statements of the Successor and the Combined Financial Statements of the Predecessor and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 17, 2005. The results of operations of the Company for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

Certain comparative figures have been reclassified in order to conform to the presentation adopted in the current periods. Among the reclassified items, is the reclassification of software from property and equipment to intangible assets.

For the three and nine months ended September 30, 2005, the Company’s operating results include a favorable impact of $1.8 million in telecommunication expense due to the revision of estimates on disputed accounts payables and accrued liabilities with certain carriers and the benefit associated with negotiated retroactive rate adjustments totaling $1.6 million on certain contracts. For the nine months ended September 30, 2005, the Company’s operating results include $3.0 million of revenue due to major favorable settlement agreements with certain carriers. Additionally, for the nine months ended September 30, 2005, the Company’s telecommunication expense and network expense were reduced by major favorable settlements with certain carriers for approximately $5.7 million and $0.9 million respectively.

The accounting policies used in preparation of these financial statements are consistent with those reported in the Consolidated Financial Statements of the Successor in its Annual Report on Form 10-K.

2. Plan of Amalgamation with VSNL

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

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Teleglobe’s Board of Directors has approved the Amalgamation Agreement. The Amalgamation is conditioned on, among other things, the approval of the Amalgamation Agreement by the required vote of shareholders of at least a majority of the outstanding shares in Teleglobe’s common share capital, expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other applicable antitrust laws, the receipt of certain regulatory approvals specified in the Amalgamation Agreement, expiration of the time period for any applicable review process by the Committee on Foreign Investment in the United States without any action or recommendation by such committee to prevent consummation of the Amalgamation, and the number of shares of shareholders properly exercising their appraisal rights pursuant to the Companies Act does not exceed, in the aggregate, 5% of the outstanding Teleglobe’s common shares capital. The Amalgamation Agreement also includes certain termination rights and provides that, upon termination of the Amalgamation Agreement under certain circumstances, Teleglobe would be required to pay VSNL a termination fee of $4.5 million. In addition, the Amalgamation agreement includes certain interim operating covenants, subject to certain exceptions, that required Teleglobe to obtain VSNL’s prior written consent, which consent may not be unreasonably withheld, for taking certain actions. In connection with the signed Amalgamation Agreement and the result of the vote of October 25, 2005, the Company incurred professional fees from its financial advisor in the amount of $4.5 million. A portion of the fees amounting to $900,000 became due upon the execution of the Amalgamation Agreement on July 25, 2005 and the remaining portion of the fees, which amounts to $3.6 million will become due upon consummation of the Amalgamation.

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

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

operating officer of Teleglobe, have executed similar voting agreements with VSNL. Each of the above-referenced voting agreements will terminate on the earliest to occur of (i) the effective time of the Amalgamation, (ii) the termination of such voting agreement by the mutual written agreement of the parties thereto, and (iii) the date of termination of the Amalgamation Agreement.

On October 25, 2005, the Company held a Special General Meeting of shareholders to vote on the Plan of Amalgamation with VSNL. The Company’s shareholders approved Teleglobe’s acquisition by VSNL. Over 99% of all votes cast at the special shareholders meeting representing over 78% of Teleglobe’s shares outstanding were in favor of the transaction, which required the approval of a majority of the shares outstanding.

More details on the Agreement and Plan of Amalgamation are provided in the Company’s Definitive Proxy Statement filed on September 26, 2005.

3. Acquisition

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

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The results of operations of ITXC are included in the consolidated statement of operations of TIH from June 1, 2004.

4. Restricted Cash

In conjunction with its letters of credit for its leased premises, the Company has $2.1 million in restricted cash as of September 30, 2005 that represents the collateral supporting the letters of credit. The majority of the $2.1 million relates to a letter of credit for the leased premises in Princeton, New Jersey, which expires in July 2006.

5. Investment in Wmode

During the nine months ended September 30, 2005, the Company purchased 3,311,552 shares of Wmode Inc. (“Wmode”), representing approximately 7.5% of the outstanding share capital for a cash consideration of $3.0 million Canadian dollars ($2.4 million US dollars equivalent). Concurrently, the Company entered into a five-year agreement for the exclusive distribution rights to Wmode’s proprietary technology and a revenue sharing agreement whereby Teleglobe would retain a portion of total revenues generated from Wmode’s proprietary technology. The exclusivity to the distribution rights is subject to attaining certain revenue levels. Wmode is a Canadian based, privately held provider of mobile content distribution services for content providers, mobile operators and media and brand companies. Teleglobe has agreed to purchase up to 4,415,402 shares of Wmode for total cash consideration of $4.0 million Canadian dollars in tranches upon the achievement of certain development and operational milestones throughout 2005. The total amount of shares to be issued to Teleglobe under this agreement would represent approximately 10% of the total shares outstanding of Wmode.

The cash consideration paid for the shares is allocated on a pro-rated basis between the investment in Wmode’s share capital and the exclusive distribution rights to Wmode’s proprietary technology based on the estimated fair value of both elements as determined by Teleglobe’s management. The cash consideration paid to- date has been allocated to investment for $0.4 million and to the exclusive distribution rights to Wmode’s proprietary technology for $2.0 million as of September 30, 2005. The distribution rights is recorded as an amortizable intangible asset (see Note 14).

6. Comprehensive Loss

The components of comprehensive loss for the periods indicated are as follows:

(amounts in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net loss	$(7,868)	$(11,031)	$(16,714)	$(12,327)
Net unrealized holding gain (loss) on marketable securities	4	(42)	22	(60)

Comprehensive loss	$(7,864)	$(11,073)	$(16,692)	$(12,387)

7. Stock-Based Compensation Plans

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, when the market price of the underlying stock on the

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental pro-forma information as if the fair value recognition provisions of SFAS No. 123 had been applied for the periods indicated:

(amounts in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net loss	$(7,868)	$(11,031)	$(16,714)	$(12,327)
Preferred stock dividends	—	—	—	(3,958)

Net loss attributable to common stockholders	(7,868)	(11,031)	(16,714)	(16,285)
Add: stock-based compensation, as reported pursuant to APB 25	7	15	24	20
Deduct: total stock-based compensation determined under fair value based methods for all awards	(1,358)	(2,165)	(4,431)	(3,379)

Pro-forma net loss, fair value method for all stock-based awards	(9,219)	(13,181)	(21,121)	(19,644)

Basic and diluted net loss per share, as reported	$(0.20)	$(0.28)	$(0.43)	$(0.49)

Pro-forma basic and diluted net loss per share, SFAS 123	$(0.24)	$(0.34)	$(0.54)	$(0.60)

8. Common Stock and Earnings per Share

During the three and nine months ended September 30, 2005, stock options in respect of 97,977 and 121,676 common shares were exercised for cash consideration of $123,000 and $178,000 respectively.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

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

9. Retention Bonuses

Plan of Amalgamation with VSNL

Following the Plan of Amalgamation announced on July 25, 2005 with VSNL, the Company implemented a retention program under which certain employees have to complete a predetermined service period in order to obtain agreed-upon retention bonuses. The Company is recognizing the estimated liability of $3.6 million associated with this obligation on a pro-rata basis as services are provided. The amount of $0.7 million is included in accrued liabilities and selling, general and administrative expenses to-date and the remaining liability of $2.9 million is expected to be recorded over the next two quarters and paid no later than May 1, 2006.

ITXC Merger

Prior to the consummation of the merger with ITXC, certain ITXC employees contractually agreed to complete a predetermined service period in order to obtain agreed-upon retention bonuses. Receipt of these amounts was conditional upon completion of the entire service period. No other amounts were payable to these employees at the end of the service period. In the nine-month period ending September 30, 2005, some employees terminated their employment before the agreed-upon service period and other changes were made to the original terms of the contractual agreement of some employees. These changes amounting to $595,000 are reflected as amounts written-off. The Company has recognized the total liability of $3.3 million associated with this obligation on a pro-rata basis as services were provided. These amounts were included in accrued liabilities and selling, general and administrative expenses. The remaining liability is expected to be paid by the end of 2005.

The following table displays the activity and balances of the retention bonus liability from December 31, 2004 to September 30, 2005 and from May 31 to September 30, 2004 pursuant to the ITXC merger.

(amounts in thousands)	Balance at December 31, 2004	Incurred	Amounts paid	Amounts written-off	Ending balance at September 30, 2005
Retention bonuses	$1,731	$461	$1,584	$595	$13

(amounts in thousands)	Balance at May 31, 2004	Incurred	Amounts paid	Amounts written-off	Ending balance at September 30, 2004
Retention bonuses	$1,959	$660	$485	$0	$2,134

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Employee Benefit Plans

The following table presents the components of net periodic benefit cost for pension benefits and other post-retirement health care and life insurance benefits:

(amounts in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Service cost	$734	$586	$2,191	$1,757
Interest cost	1,871	1,685	5,585	5,055
Return on assets	(2,282)	(2,016)	(6,811)	(6,047)

Net periodic benefit cost	$323	$255	$965	$765

The Company did not contribute to its pension plans during the three and nine months ended September 30, 2005 and does not expect to contribute to its pension plans during the remainder of 2005 because the plans are in a surplus position. The Company contributed approximately $34,000 and $102,000 to its post-retirement health care and life insurance plan in the three and nine months ended September 30, 2005 respectively ($nil for the three and nine months ended September 30, 2004) and expects to contribute a similar amount in the remaining last quarter of 2005.

11. Interest Expense

Interest expense includes an interest expense of $1.0 million for the nine months ended September 30, 2005 (interest expense of $8.3 million for the nine months ended September 30, 2004) representing the accretion of the Comfone AG liability to the amounts paid. During the second quarter of 2005, a recovery of interest expense of $0.5 million was recorded to reflect the final negotiated agreement reached with Comfone AG. The joint venture agreement, acquired as part of the acquisition of Old Teleglobe on May 30, 2003 as described in the Company’s Annual Report on Form 10-K, was terminated in January 2004 and required the Company to pay Comfone AG its share of any cash derived from the mobile global roaming business until the end of fiscal 2004. At the time of the acquisition, management recorded its best estimate of the fair value of the termination payment as an unfavorable contract in the purchase price allocation.

The three and nine months ended September 30, 2005 include $2.3 million (net of $0.5 million interest capitalized) and $7.1 million (net of $1.2 million interest capitalized) respectively, of interest expense relating to senior notes, with a related party, issued in the second quarter of 2004 ($2.8 million and $3.8 million for the three and nine months ended September 30, 2004 respectively).

12. Disposal of Property

On June 30, 2005, as part of the Company’s plan to reduce operational expenses, the Company disposed of the land, building and office equipment located in the Burnaby Vancouver Station for $3.2 million in cash, resulting in a pre-tax gain of $2.2 million, net of transaction costs of $0.2 million.

13. Restructuring Charges

During the first quarter of 2004, the Company reduced its workforce by 15 people and incurred restructuring costs of $893,000 consisting of certain contractual amounts and other severance. As at June 30, 2004, the total severance liability was settled.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Intangible Assets

The following table summarizes the intangible assets at the dates indicated:

	September 30, 2005			December 31, 2004
(amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,700	$(4,125)	$4,575	$8,700	$(2,838)	$5,862
Other intangibles	2,121	(2,121)	—	2,121	(2,121)	—
Tradenames	700	(133)	567	700	(58)	642
Patents	6,500	(1,238)	5,262	6,500	(542)	5,958
Technology	16,400	(3,124)	13,276	16,400	(1,367)	15,033
Origination and termination contracts and related relationships	1,500	(375)	1,125	1,500	(150)	1,350
Software	28,859	(7,572)	21,287	21,286	(3,777)	17,509
Distribution rights	2,039	(157)	1,882	—	—	—

Total intangible assets	$66,819	$(18,845)	$47,974	$57,207	$(10,853)	$46,354

The software acquired during the nine-month period ending September 30, 2005 is being amortized over its estimated useful life of three to five years. The amount recorded under distribution rights represents the cash consideration paid to-date allocated to the exclusive distribution rights to Wmode’s proprietary technology and is being amortized over a five-year period. The weighted-average amortization period for acquired intangibles in the nine months ended September 30, 2005 equals approximately 4.6 years.

Amortization expense for intangible assets totaled approximately $2.9 million and $8.0 million for the three and nine months ended September 30, 2005 respectively and $2.9 million and $6.2 million for the three and nine months ended September 30, 2004. Aggregate amortization expense for intangible assets is estimated to be:

Remainder of 2005	$2.9 million
Year ending December 31, 2006	$11.7 million
Year ending December 31, 2007	$11.7 million
Year ending December 31, 2008	$10.4 million
Year ending December 31, 2009	$6.4 million

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Property and Equipment

The components of property and equipment are as follows:

	September 30, 2005	December 31, 2004
	(amounts in thousands)
Land	$1,430	$2,000
Telecommunications equipment	46,622	38,411
Buildings and equipment	4,959	4,681
Cable systems	57,219	59,168
Computer equipment	4,961	4,240
Leasehold improvements	4,691	3,172
Construction in progress	12,627	8,395

	132,509	120,067
Less: Accumulated depreciation	(33,028)	(19,280)

	99,481	100,787
Leased property under capital leases	39,616	37,377
Less: Accumulated depreciation	(6,875)	(4,081)

	32,741	33,296

Property and equipment, net	$132,222	$134,083

On July 8, 2005, the Company provided a first-ranking collateral hypothec of $3.0 million Canadian dollars, expiring in January 2018, on one of its properties to the lessor of its administrative premises.

16. Related Party

The Company concluded the following transactions at exchange value with related parties in the normal course of business.

(amounts in thousands)
Nature of transaction with the related party	Classification in the Company’s consolidated financial statements	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cerberus and affiliates
Financing	Interest expense (1)	$2,786	$2,786	$8,274	$3,807
Preferred stock dividends	Preferred stock dividends to parent company	$—	$—	$—	$3,958

Amounts payable to related parties at September 30, 2005 total $100.3 million and $100.5 million at December 31, 2004.

(1)	During the three and nine months ended September 30, 2005, the Company capitalized approximately $0.5 million and $1.2 million respectively of the total $2.8 million and $8.3 million of interest to property and equipment and software included in intangible assets ($nil for the three and nine months ended September 30, 2004).

17. Contingencies

As previously reported, as part of its normal ongoing review of ITXC ‘s operations in connection with the post-merger integration of Teleglobe and ITXC, Teleglobe had identified potential instances of noncompliance with the United States Foreign Corrupt Practices Act (“FCPA”) relating to ITXC’s operations in certain African

TELEGLOBE INTERNATIONAL HOLDINGS LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

countries prior to its merger with Teleglobe, consummated on May 31, 2004. Teleglobe voluntarily notified the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) of the matter, and has been cooperating fully with the SEC and the DOJ. The SEC had previously advised Teleglobe that it was conducting an informal inquiry into the matter. Teleglobe has been informed that the SEC issued a formal order of investigation on February 15, 2005 concerning ITXC’s possible violations of the FCPA and possible related violations of the securities laws. On July 27, 2005, the SEC issued a subpoena to the Company for documents relating to its investigation. Teleglobe intends to continue to cooperate fully with the SEC and DOJ in the investigation. Teleglobe cannot predict the extent to which the SEC, the DOJ or any other governmental authorities will pursue administrative, civil or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. Teleglobe has not identified, and does not believe it is likely that, any material adjustment to its financial statements is or will be required in connection with the results of this investigation, although it is possible that a monetary penalty, if any, may be material to its results of operations in the period in which it is imposed.

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

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the fiscal year beginning after June 15, 2005. The Company evaluated SFAS 123R and believes the impact on the financial statements should be consistent with the SFAS 123 pro forma disclosure contained in Note 7 of the unaudited interim Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The Company will adopt this new accounting standard on January 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited Consolidated and Combined Financial Statements, the related Notes to audited Consolidated and Combined Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 17, 2005 and the unaudited interim Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, (i) uncertainties inherent in the execution of the Company’s Amalgamation Agreement with VSNL, including but not limited to, transactions costs, retention of key employees and customers through the acquisition process, the risk of approval with requirements, limitations or costs, disapproval, or delay by governmental entities of the proposed transaction, the risks of delay in consummation of the transaction, the existence of undisclosed or unanticipated contingent liabilities, that material adverse changes to either entity may prevent the transaction from closing and (ii) other risks, including the volatile and competitive environment for telecommunications; changes in domestic and foreign economic, market and regulatory conditions; the inherent uncertainty of financial estimates and projections; uncertainty inherent in litigation; unanticipated technological difficulties; the risk that the Company may not be able to access sufficient capital; the creditworthiness of and relationship with our customers; the Company’s debt level and the inherent lack of flexibility resulting thereof; future transactions and risks inherent in being subject to significant regulation. (See also discussion on Risk Factors on page 48 of the Company’s Annual Report on Form 10-K.) All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

More details on the Agreement and Plan of Amalgamation are provided in the Company’s Definitive Proxy Statement filed on September 26, 2005 and in Note 2 of the unaudited interim Consolidated Financial Statements included herein.

The results of operations contained in the unaudited interim Consolidated Financial Statements for the three and nine months ended September 30, 2005 and 2004 are results of operations for such interim periods and are not necessarily indicative of the results to be expected for an entire year or for any other period.

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

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the fiscal year beginning after June 15, 2005. The Company evaluated SFAS 123R and believes the impact on the financial statements should be consistent with the SFAS 123 pro-forma disclosure contained in Note 7 of the unaudited interim Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The Company will adopt this new accounting standard on January 1, 2006.

ITXC Integration Plan

The following is an update on the Company’s ITXC integration plan:

The Company’s ITXC merger integration plan was to achieve annual post-merger benefits of approximately $25 to $30 million. The integration plan centered around facility and headcount reductions, termination cost savings and consolidation of the Teleglobe and ITXC networks resulting in reduced capital expenditures. The original completion date was set for the first quarter of 2005, however, we continue to experience further delays in the integration of the voice systems deployment. As of September 30, 2005, the Company has substantially completed the integration plan and estimates that $22.5 million of annualized post-merger benefits have been realized with the remaining benefits expected to be realized in the future. Prior to the Company’s merger with ITXC, ITXC stand alone reported a negative EBITDA of $27.8 million, including unusual charges of $7.3 million, for its twelve months ended December 31, 2003. Integration costs, including consultant fees, severances and retention bonuses and other costs directly related to the integration of ITXC of approximately $1.3 million, are included in the consolidated results of operations for the nine months ended September 30, 2005 ($nil in the current quarter).

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

We have also realized network savings in the short-term by migrating some common customers from two interconnects to one, improving utilization rates. This provides us growth capacity with lower investment requirements for a period of time. In the longer term, we anticipate benefits from network growth via VoIP, an inherently more cost effective medium than TDM. To date, the Company has achieved its integration goal related to network consolidation. The benefits of our completed network consolidation are reflected in our network expenses.

Facilities and headcount reductions:

The Company has achieved its integration goal related to closures of overlapping facilities, including the sublet of excess floor space. For the six-month period ending June 30, 2005, savings from headcount reduction have not been significant mainly because the results include retention bonus earned in the period. However, SG&A for the third quarter of 2005 reflects net benefits from these reductions.

Results of Operations—Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

Set forth below is a description of the results of operations for the three and nine months ended September 30, 2005 and September 30, 2004. The results of ITXC are included in the consolidated results of operations from June 1, 2004. Thus, the results of ITXC are included in the nine months ended September 30, 2005 and in the three months ended September 30, 2004 and from June 1, 2004 in the nine months ended September 30, 2004.

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

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to our company to invest in its business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA only as a supplemental measure of our performance.

EBITDA (earnings before interest, taxes, depreciation and amortization)

(amounts in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net loss	$(7,868)	$(11,031)	$(16,714)	$(12,327)
Add:
Interest, net	2,369	6,271	8,402	12,481
Income taxes	133	(165)	(453)	(2,362)
Depreciation	5,559	7,059	17,568	16,295
Amortization	2,909	2,869	8,012	6,233

EBITDA	$3,102	$5,003	$16,815	$20,320

The Company’s EBITDA for the three and nine months ended September 30, 2005 include a favorable impact of $1.8 million in telecommunication expense due to the revision of estimates on disputed accounts payables and accrued liabilities with certain carriers, the benefit associated with negotiated retroactive rate adjustments totaling $1.6 million on certain contracts and non-recurring special charges incurred in SG&A in connection with the Plan of Amalgamation with VSNL totaling $6.8 million and $7.9 million respectively for the two periods.

For the nine months ended September 30, 2005, the Company’s operating results include $3.0 million of revenue due to major favorable settlement agreements with certain carriers. Additionally, for the nine months ended September 30, 2005, the Company’s telecommunication expense and network expense were reduced by major favorable settlements with certain carriers for approximately $5.7 million and $0.9 million respectively.

The nine months ended September 30, 2005 also includes a non-recurring net gain of $2.2 million relating to the disposal of the Burnaby Vancouver Station. See Note 12 of the unaudited interim Consolidated Financial Statements included herein for more details.

Revenues

The following table presents revenues derived from each product group and other relevant revenue-related information for the periods indicated. The results of ITXC are included from June 1, 2004.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Revenues per line of business (in millions of U.S. dollars)
Voice—transport	$191	$226	$587	$575
Data—transport	25	26	76	80
Value—added services	28	25	75	67

Total	$244	$277	$738	$722

Total revenues excluding Bell Canada (1) revenues	$222	$251	$665	$654

Minutes of traffic (in millions)
Voice—transport	3,470	3,297	10,230	7,833
Other	78	61	212	163

Total	3,548	3,358	10,442	7,996

Average voice revenue per minute	$0.055	$0.069	$0.058	$0.073
Percentage of revenues from Bell Canada (1)	8.8%	9.3%	9.9%	9.3%
Number of customers at period-end	1,574	1,346	1,574	1,346

Geographic distribution of revenues
Asia	7%	8%	8%	9%
Canada	14%	13%	14%	12%
Europe	34%	29%	33%	29%
USA	31%	33%	31%	34%
Latin America	4%	4%	4%	4%
Other	10%	13%	10%	12%

Total	100%	100%	100%	100%

(1)	Bell Canada is Canada’s largest telecommunications company.

Overall Revenues

Total revenues, excluding revenues from Bell Canada, decreased by $28.8 million or 11.5% in the current quarter as compared to the same prior year quarter. The decrease in revenues mainly results from voice transport’s current competitive pricing trends. For the year-to-date period ended September 30, 2005, total revenues, excluding revenues from Bell Canada, increased by $11.5 million or 1.8% compared to the same period in 2004. The increase in revenues results from the inclusion of ITXC revenue from June 1, 2004 partially offset by the competitive pricing trends in the telecommunications industry.

Revenues from Bell Canada decreased by $4.2 million or 16.4% in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The decline is mostly explained by higher volume in the third quarter of 2004 and by the repricing of Bell’s IP service in 2005. In the nine months ended September 30, 2005, revenues from Bell Canada increased by $4.8 million or 7.1% compared to the same period in 2004. The increase was driven by abnormally low volume with Bell Canada in the comparative period of 2004. The number of customers in the current quarter-end represents an increase of 228 compared to September 30, 2004, which were obtained through new service offerings in voice transport line of business.

Revenues per Line of Business

Voice Transport Revenues

Revenue generated from voice transport services decreased by approximately $34.6 million or 15.3% in the current quarter as compared to the same prior year period. The decrease is primarily explained by price erosion and route destination mix. For the nine months ended September 30, 2005, revenue generated from voice transport increased by $13.1 million or 2.3% compared to the same prior year period. The increase is explained by the inclusion of ITXC revenue from June 1, 2004 and from an increase in minutes of traffic carried in both comparable periods. Minutes of traffic carried in the current quarter versus the same quarter in 2004 increased by 5.2% and increased by 30.6% for the nine months ended September 30, 2005 compared to the same period in 2004. The increase is mainly due to the inclusion of ITXC related minutes from June 1, 2004 while excluding such volume for the first five months of 2004. The increase in revenue was offset by the current competitive pricing trends in the telecommunication industry.

During the quarter and the nine months ended September 30, 2005, the average voice revenue per minute was approximately $0.055 and $0.058 compared with $0.069 and $0.073 per minute during the quarter and the nine months ended September 30, 2004 respectively. The decrease in average revenue per minutes was primarily attributable to an overall decline in rates experienced in the telecommunication industry and to changes in our route destination mix.

The year-to-date voice transport revenue includes the impact of major favorable settlement agreements with certain carriers for approximately $1.5 million and also includes an amount of $1.2 million resulting from a non-recurring favorable settlement of a dispute with a customer.

Data Transport Revenues

Data transport revenues in the third quarter of 2005 was lower by approximately $1.1 million or 4.4% compared to the third quarter of 2004. Data transport revenues decreased by $4.6 million or 5.7% for the nine months ended September 30, 2005 compared to the same prior year period of 2004. The Company experienced growth in new customers and in traffic volume in the three and nine months ended September 30, 2005, however, these benefits were offset by price erosion. In addition, data transport revenues includes the impact of a major favorable settlement agreement with a carrier for approximately $0.3 million in the nine months ended September 30, 2005.

Value-added Service Revenues

Revenue generated from value-added services increased by $2.7 million or 10.8% in the current quarter compared to the same quarter of 2004 and by $7.7 million or 11.5% for the year-to-date period ended September 30, 2005 compared to the same period in 2004. The company experienced increases in signaling services and a volume increase in our international toll free service (ITFS) in both periods compared to the same periods in 2004.

Operating Expenses

The following table outlines operating costs as a percentage of revenue for the periods indicated. The results of ITXC are included from June 1, 2004.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Total telecommunication revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Telecommunication	72.9%	75.3%	72.7%	73.7%
Network, exclusive of depreciation and amortization shown below	9.1%	8.4%	9.2%	9.9%
Selling, general and administrative, exclusive of stock based compensation expense, bad debt expense, depreciation, amortization and restructuring charges shown below	16.4%	14.4%	15.6%	13.5%
Stock based compensation expense	0.0%	0.0%	0.0%	0.0%
Bad debt expense	0.5%	0.2%	0.1%	0.0%
Depreciation	2.3%	2.9%	2.4%	2.5%
Amortization of intangible assets	1.2%	0.7%	1.1%	0.6%
Restructuring charges	—%	—%	—%	0.1%
Foreign exchange loss (gain)	0.3%	(0.1)%	0.5%	0.0%

Total operating expenses as a percentage of revenues	102.7%	101.8%	101.6%	100.3%

Telecommunication expense

Telecommunication expense during the three months ended September 30, 2005 decreased by approximately $30.7 million or 14.7% compared to the same prior year period. This decrease is mostly due to lower voice termination cost. For the nine months ended September 30, 2005, telecommunication expense increased by $4.8 million or 0.9% compared to the same period in 2004. This increase is primarily explained by the inclusion of ITXC’s results from June 1, 2004, which was mostly offset by lower voice termination costs reflecting benefits from price deflation. In addition, the three and nine months ended September 30, 2005 includes favorable impact due to the revision of estimates on disputed accounts payables and accrued liabilities for approximately $1.8 million and the benefit associated with negotiated retroactive rate adjustments totaling $1.6 million on certain contracts. The year-to-date expenses also include favorable settlements with certain carriers for approximately $5.7 million. As a percentage of revenue, telecommunication expense decreased for the three and nine months ended September 30, 2005 compared to prior year periods mainly due to a favorable mix of voice transport destinations with lower average margin per minute and the unification of networks with ITXC.

Network expense

Ongoing contract renegotiations with our suppliers and cancellations of unprofitable circuits continue to reduce our network expense by approximately $1.2 million or 5.0% in the third quarter of 2005 compared to the same quarter of 2004 and by approximately $3.5 million or 4.9% for the nine months ended September 30, 2005 from the comparable period in 2004. Furthermore, for the year-to-date period, the decrease was impacted by a major favorable settlement agreement with a carrier for approximately $0.9 million and partially offset by the inclusion of ITXC’s network expenses from June 1, 2004.

Selling, General and Administrative (SG&A) expenses

For the nine months ended September 30, 2005, SG&A expenses increased by $17.5 million or 17.9% compared to the same period in 2004. The increase is in part due to non-recurring special charges recorded in the third quarter of 2005 incurred in connection with the Plan of Amalgamation of the Company with VSNL announced on July 25, 2005. These non-recurring special charges amounting to $7.9 million include $5.6 million in professional fees, $1.6 million in retention bonuses and other compensation costs for Teleglobe employees (see Note 9 in the unaudited interim Consolidated Financial Statement included herein for more details) and $0.7 million of other. SG&A expense was also adversely affected by the decline in value of the US dollar as compared to the Canadian dollar from the 2004 period compared to the 2005 period, resulting in an increase in our SG&A expenses and by the inclusion of ITXC’s SG&A expenses from June 1, 2004. In addition, the nine months ended September 30, 2005 include $1.3 million of ITXC integration costs and also include professional fees incurred in connection with the Foreign Corrupt Practices Act investigation in the amount of $0.7 million.

For the three months ended September 30, 2005, SG&A expenses totaled $39.9 million compared to $40.0 million in the third quarter of 2004. The synergies and the decrease in cost base following the completion of the integration of ITXC were offset by the non-recurring special charges incurred in connection with the Plan of Amalgamation with VSNL as mentioned above.

The retention bonuses for ITXC employees included in SG&A expenses for the nine month period ended September 30, 2005 were paid upon their departure and were amortized over such employees agreed-upon service period. See Note 9 to the unaudited interim Consolidated Financial Statements included herein for more details.

Bad debt expense

Bad debt expenses for the three months ended September 30, 2005, increased by $0.6 million to $1.2 million compared to $0.6 million for the corresponding period of 2004. This increase reflects additional allowance recorded in the current quarter for certain specific customers. For the nine-month period ended September 30, 2005, bad debt expense totaled $0.6 million and includes the recovery recognized in the first quarter of 2005 following the revision of certain estimates and resulting in a reduction in the allowance for doubtful account of approximately $0.8 million. For the nine months ended September 30, 2004, bad debt expense amounted to $30,000 and reflected the Company’s collection efforts resulting in the collection of accounts, which were previously identified as doubtful accounts. Since then, the Company has gained insight in the collectibility of accounts and implemented more stringent credit review practices.

Depreciation

Depreciation expense decreased by $1.5 million or 21.2% in the current quarter versus the comparable quarter in 2004. Depreciation for certain fiber capacities have ceased as they have been fully depreciated in January 2005. For the nine months ended September 30, 2005, depreciation expense increased by $1.3 million or 7.8% compared to the same period in 2004. This is attributed to the inclusion of ITXC’s depreciation from June 1, 2004.

Amortization of intangible assets

Amortization of intangible assets expense in the current quarter remained in line with the same quarter in 2004. However, for the nine months ended September 30, 2005, amortization expense increased by $1.8 million or 28.5% as compared to the nine months ended September 30, 2004. The increase is mostly due to intangible assets recorded in connection with the ITXC merger.

Restructuring charges

During the nine months ended September 30, 2004, the Company reduced its workforce by 15 people and as consequence, incurred restructuring costs in the amount of $893,000. See Note 13 to the unaudited interim Consolidated Financial Statements included herein for more details.

Foreign exchange loss

The foreign exchange loss of $77,000 for the three months ended September 30, 2005 and $3.6 million for the nine months ended September 30, 2005 compared to a foreign exchange gain of $0.2 million and a foreign exchange loss of $73,000 for the three and nine months ended September 30, 2004 respectively are explained by the effect of fluctuations in the Euro, British Pound, Canadian dollar and other currencies versus US Dollar on certain net monetary assets of the Company. The Company’s reporting currency is the US dollar, however, the Company transacts business in several different currencies.

Interest expense

Interest expense, net of interest income, for the current quarter of 2005 decreased by $3.9 million or by 62.2% compared to the third quarter of 2004 and for the nine months ended September 30, 2005, interest expense, net of interest income, decreased by $4.1 million or by 32.7% from the nine months ended September 30, 2004. The decreases are mainly due to the accretion related to the Comfone AG liability that was recorded in 2004. At the end of the first quarter of 2005, the Company had completely accreted for the Comfone AG liability and a recovery of interest expense of $0.5 million was recorded to reflect the final negotiated agreement with Comfone AG reached during the second quarter of 2005.

Other income

The increase in other income of $2.2 million in the nine months ended September 30, 2005 compared to the same period in 2004 is primarily due to the net gain on disposal of the land, building and office equipment located in the Burnaby Vancouver. See Note 12 to the unaudited interim Consolidated Financial Statements included herein for more details.

Income taxes

Income tax expense for the three-month period ended September 30, 2005 totaled $133,000 and mainly consisted of current income tax resulting from the filing of the 2004 US income tax return. The income tax recovery for the nine-month period ended September 30, 2005 of $453,000 resulted from a deferred tax recovery of $887,000 mostly due to a reduction in deferred tax liabilities caused by unrealized foreign exchange losses incurred by a Luxembourg entity and offset by current tax expense of $434,000 due to taxes payable in the US and in some foreign entities.

Income tax recovery for the nine-month period ended September 30,2004 of $2.4 million included a current tax recovery of $2.1 million due mostly to a recorded tax receivable related to the carry back of losses, and a $0.3 million of deferred tax recoveries.

Liquidity and capital resources

Cash flow from operations

For the nine months ended September 30, 2005, the Company’s cash flow generated $22.8 million from operating activities. It is composed of a net loss of $16.7 million, reduced by adjustments of $24.4 million for non-cash items and by $15.1 million related to changes in operating assets and liabilities. The majority of the non-cash items relate to depreciation and amortization and to the net gain on disposal of property and equipment. The changes in operating assets and liabilities mostly stem from a reduction in accounts receivable and an increase in prepaid assets. In certain cases, the collection of accounts receivables can be facilitated by the Company’s ability to offset with accounts payables of the corresponding carrier.

Investing Activities

Cash flows used in investing activities of $16.3 million in the nine months ended September 30, 2005 are mostly a result of capital expenditures and acquisition of intangible assets. These are partially offset by the proceeds received in the disposal of property and equipment and by changes in restricted cash. The purchase of property and equipment in the amount of $14.7 million for the nine months ended September 30, 2005, consists mostly of information technology upgrades and network equipment. The addition to intangible assets of $8.5 millions relates to software as well as distribution rights from Wmode Inc. as described in Note 4 of the unaudited interim Consolidated Financial Statements included herein.

Financing Activities

The cash flows used in financing activities of $2.4 million relates mostly to the repayment of capital lease obligations.

Liquidity

We believe that our current liquidity and anticipated future cash flows from operations will be sufficient to fund our operations in the next twelve months and to fund the first principal repayment of $25 million, under our senior notes, due in May 2006. Our expenditures for the remaining quarters in 2005 will be primarily attributable to operating expenses, capital expenditures and interest payments. We cannot be certain, however, that additional cash will not be required, particularly if we make significant capital expenditures or other investments.

Our working capital at September 30, 2005 is in a negative position of $65.9 millions versus a negative position of $26.9 million at December 31, 2004. This change in working capital is mostly explained by the inclusion in current liabilities of the first principal repayment of $25 million, under our senior notes, which is due in May 2006 and by use of cash and accrued liabilities for investments, additions to property and equipment and intangible assets. Furthermore, non-recurring special charges related to the Plan of Amalgamation with VSNL contributed to the decline of our working capital. The settlement process in bilateral operating agreements has permitted the Company to operate successfully with negative working capital. We cannot be certain that these conditions will not change in future periods.

The following summarizes the Company’s contractual obligations as of September 30, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Payments due	Operating Lease Obligations	Purchase Obligations	Capital Lease Obligations	Senior Note Obligations	Other Long-term Obligations	Investment in Wmode Inc.	Total
Remainder of 2005	$5,401	$3,869	$923	$—	$64	$862	$11,119
2006	18,442	1,935	2,610	25,000	223	—	48,210
2007	14,731	203	949	25,000	220	—	41,103
2008	12,739	152	210	50,000	216	—	63,317
2009	12,405	—	—	—	223	—	12,628
Thereafter	69,769	—	—	—	2,474	—	72,243

Total	$133,487	$6,159	$4,692	$100,000	$3,420	$862	$248,620

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year
Standby letters of credit	$2,153	$2,153

Total commercial commitments	$2,153	$2,153

Section 404 of the Sarbanes-Oxley Act of 2002

The SEC announced on September 21, 2005, a further extension for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), for Non-Accelerated Filers and Foreign Private Issuers that are non-accelerated filers from the announcement made on March 2, 2005. The compliance dates have been extended from the first fiscal year ending on or after July 15, 2006 to the first fiscal year ending on or after July 15, 2007 (instead of from the first fiscal year ending on or after July 15, 2005 to the first fiscal year ending on or after July 15, 2006). Management has assessed that the Company satisfies the conditions to be a Non-Accelerated Filer, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, and is therefore eligible for the Section 404 extension. Teleglobe must therefore be compliant to Section 404 beginning in its fiscal year ending December 31, 2007, assuming the Company continues to meet the requirements of a Non-Accelerated Filer.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company and its subsidiaries operate internationally and therefore our major market risk exposure is related to foreign currency fluctuations. Due to low levels of floating rate debt, we do not have material market risk exposures related to changes in interest rates. However, the Company is exposed to interest rate risk on its senior notes in that it is fixed and accordingly the fair value of the debt may fluctuate if the interest rate is not commensurate with market rates. To mitigate foreign currency risks, we may use derivative financial instruments such as forward foreign exchange contracts, foreign currency swap contracts and foreign currency denominated options. The derivative financial instruments are subject to standard credit terms and conditions, financial control management and risk monitoring procedures. However, no such instruments were entered into during the nine months ended September 30, 2005.

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

PART II—Other Information

Item 1. Legal Proceedings

The legal proceedings and claims described under the heading captioned “Contingencies” in Note 17 of the Notes to the unaudited interim Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

On October 25, 2005, the Company held its Special General Meeting of Shareholders in Hamilton, Bermuda. The shareholders approved the Agreement and Plan of Amalgamation among Videsh Sanchar Nigam Limited, VSNL Telecommunications (Bermuda) Ltd., and Teleglobe entered into on July 25, 2005.

The following votes were cast for the proposal to approve the Agreement and Plan of Amalgamation:

For	30,569,108
Against	246,932
Abstain	8,759

Item 6. Exhibits

(a) Exhibits:

10.1		Agreement and Plan of Amalgamation, dated as of July 25, 2005, by and among Videsh Sanchar Nigam Limited, VSNL Telecommunications (Bermuda) Ltd. and Teleglobe International Holdings Ltd. (Incorporated by reference to Annex A of the registrant’s Definitive Proxy Statement filed on September 26, 2005).

10.2	*	Amendment to Letter Agreement, dated as of November 9, 2005 by and between Teleglobe Canada ULC and Pierre Duhamel.

10.3	*	Amendment to Letter Agreement, dated as of November 9, 2005 by and between Teleglobe International Holdings Ltd and Pierre Duhamel.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEGLOBE INTERNATIONAL HOLDINGS LTD

By:	/s/ PIERRE DUHAMEL
Pierre Duhamel Chief Financial Officer and Executive Vice President (principal financial officer and duly authorized officer)

Dated: November 9, 2005

EXHIBIT INDEX

10.1		Agreement and Plan of Amalgamation, dated as of July 25, 2005, by and among Videsh Sanchar Nigam Limited, VSNL Telecommunications (Bermuda) Ltd. and Teleglobe International Holdings Ltd. (Incorporated by reference to Annex A of the registrant’s Definitive Proxy Statement filed on September 26, 2005).

10.2	*	Amendment to Letter Agreement, dated as of November 9, 2005 by and between Teleglobe Canada ULC and Pierre Duhamel.

10.3	*	Amendment to Letter Agreement, dated as of November 9, 2005 by and between Teleglobe International Holdings Ltd and Pierre Duhamel.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith